Form 10-Q
period 2004-09-26
Real Mex Restaurants, Inc.
filed 2004-11-10
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-116310

REAL MEX RESTAURANTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4012902 (I.R.S. Employer Identification No.)

4001 Via Oro Avenue, Suite 200 Long Beach, California 07702 (Address of principal executive offices)

Registrant’s telephone number, including area code:
(310) 513-7500

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 10, 2004, the registrant had outstanding 258,655 shares of Class A Common Stock, par value $0.001 per share, and 15,866 shares of Class B Common Stock, par value $0.001 per share.

Real Mex Restaurants, Inc. and Subsidiaries
Index

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURE

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	September 26,	December 28,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,881	$2,605
Trade receivables, net	4,283	4,278
Other receivables	235	537
Inventories	7,157	5,558
Prepaid expenses and supplies	3,858	3,641
Total current assets	29,414	16,619

Property and equipment, net	35,170	46,620
Goodwill, net	105,387	105,387
Deferred charges	5,285	2,094
Other assets	3,728	2,300
Total assets	$178,984	$173,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$44,043	$38,242
Current portion of long-term debt	334	8,160
Total current liabilities	44,377	46,402

Long-term debt, less current portion	106,248	106,539
Other liabilities	7,788	4,218
Total liabilities	158,413	157,159

Commitments and contingencies

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12 1/2% Cumulative Compounding Preferred Stock — 15,881 and 15,919 shares issued and outstanding at September 26, 2004 and December 28, 2003 respectively; liquidation preference of $28,774 and $26,419 at September 26, 2004 and December 28, 2003 respectively;	28,774	26,419
Series B, 13.5% Cumulative Compounding Preferred Stock — 10,722 and 10,746 shares issued and outstanding at September 26, 2004 and December 28, 2003 respectively; liquidation preference of $20,308 and $18,520 at September 26, 2004 and December 28, 2003 respectively;	20,308	18,520
Series C, 15% Cumulative Compounding Preferred Stock — 14,975 shares issued and outstanding at September 26, 2004 and December 28, 2003 respectively; liquidation preference of $44,900 and $40,416 at September 26, 2004 and December 28, 2003 respectively;	44,901	40,416
Common Stock, $.001 par value, 2,000,000 shares authorized, 274,522 and 275,103 shares issued and outstanding at September 26, 2004 and December 28, 2003 respectively;	1	1
Warrants	4,027	4,027
Notes receivable from stockholders	—	(484)
Additional paid-in capital	16,202	16,255
Accumulated deficit	(93,642)	(89,293)
Total Stockholders’ equity	20,571	15,861
Total liabilities and stockholders’ equity	$178,984	$173,020

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenues:
Restaurant revenues	$78,845	$77,724	$241,845	$234,440
Other revenues	3,049	1,635	7,194	3,312
Total revenues	81,894	79,359	249,039	237,752
Costs and expenses:
Cost of sales	20,203	19,654	61,324	58,710
Labor	29,662	28,827	90,326	86,609
Direct operating and occupancy expense	19,798	19,313	58,142	56,566
General and administrative expense	4,027	3,783	12,986	11,321
Depreciation	2,747	2,533	8,755	9,144
Pre-opening costs	—	1	125	1
Loss on impairment of property and equipment	128	—	136	—

Operating income	5,329	5,248	17,245	15,401

Other income (expense):
Casualty gain	450	187	998	534
Interest expense	(3,140)	(3,302)	(9,512)	(9,990)
Debt termination costs	—	—	(4,677)	—
Other income (expense), net	270	(550)	354	(27)

Total other expense, net	(2,420)	(3,665)	(12,837)	(9,483)

Income before income tax provision	2,909	1,583	4,408	5,918

Income tax provision	3	53	70	96

Net income	2,906	1,530	4,338	5,822

Redeemable preferred stock accretion	(3,155)	(2,876)	(8,687)	(7,674)

Net loss attributable to common stockholders	$(249)	$(1,346)	$(4,349)	$(1,852)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	September 26,	September 28,
	2004	2003
Operating activities
Net income	$4,338	$5,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,755	9,144
Amortization of:
Deferred financing	674	570
Debt discount	114	334
(Gain) loss on disposal of property and equipment	(1,344)	88
Debt termination costs	4,247	—
Impairment of property and equipment	136	—
Changes in operating assets and liabilities:
Trade and other receivables	297	(654)
Inventories	(1,599)	(668)
Prepaid expenses and supplies	(217)	(1,347)
Deferred charges, net	(59)	—
Other assets	(1,428)	(877)
Accounts payable and accrued liabilities	6,208	617
Other liabilities	(261)	30
Net cash provided by operating activities	19,861	13,059

Investing activities
Additions to property and equipment	(5,439)	(5,390)
Proceeds from sale of property and property casualty recoveries	13,173	872
Net cash provided by (used in) investing activities	7,734	(4,518)

Financing activities
Borrowings under long-term debt agreements	105,000	2,450
Payments on long-term debt agreements	(115,985)	(4,860)
Payment of financing costs	(5,706)	—
Payments received on stockholder loans for stock subscription notes	462	324
Purchase of Common Stock	(53)	(56)
Redemption of Series A Redeemable Preferred Stock	(35)	(50)
Redemption of Series B Redeemable Preferred Stock	(24)	(34)
Redemption of Series C Redeemable Preferred Stock	—	(25)
Interest receivable decrease (increase) on stockholder loans	22	(42)
Net cash used in financing activities	(16,319)	(2,293)
Net increase in cash and cash equivalents	11,276	6,248

Cash and cash equivalents at beginning of period	2,605	1,201
Cash and cash equivalents at end of period	$13,881	$7,449

Supplemental disclosure of cash flow information
Interest paid	$3,838	$5,494
Income taxes paid	$70	$96

Supplemental disclosure of noncash investing and financing activities
Deferral of gain on sale-leaseback recorded in other liabilities	$3,927	—
In kind accrued interest transferred to debt	$407	$960

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 26, 2004

(in thousands, except for share data)

1.             Basis of Presentation

Real Mex Restaurants, Inc., a Delaware Corporation, formerly known as Acapulco Acquisition Corp. (together with its subsidiaries, the “Company”) was formed on May 15, 1998. Effective February 24, 2004, the Board of Directors approved a resolution to change the Company’s name from Acapulco Acquisition Corp. to Real Mex Restaurants, Inc.

The Company, primarily through its major subsidiaries Acapulco Restaurants, Inc. (Acapulco) and El Torito Restaurants, Inc. (El Torito), operates 124 restaurants, of which 112 are located in California and the remainder are located in six other states, primarily under the trade names El Torito Restaurant and Acapulco Mexican Restaurant Y Cantina. The Company’s other major subsidiary, Real Mex Foods, Inc., (Real Mex) provides internal production, purchasing and distribution services for the restaurant operations. On a limited basis, Real Mex also manufactures specialty products for sale to outside customers.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 28, 2003 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the requirements of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto. Refer to Amendment No. 3 to our Registration Statement on Form S-4 (File No. 333-116310) as filed with the Securities and Exchange Commission on September 9, 2004 for our 2003 consolidated financial statements and notes thereto.

2.             Long-Term Debt

Long-term debt consists of the following:

	September 26, 2004	December 28, 2003
Senior A term loan due 2005	$—	$19,230
Senior B term loan due 2007	—	32,429
Senior C term loan due 2007	—	18,339
Subordinated notes due 2008	—	20,270
Subordinated notes due 2009	—	21,483
SBA debt	—	246
Insurance notes	—	737
Senior secured notes due 2010	105,000	—
Capitalized lease obligations, collateralized by leasehold improvements	1,519	1,902
Other	63	63

	106,582	114,699
Less current portion	(334)	(8,160)

	$106,248	$106,539

On March 31, 2004, the Company retired its existing Revolving Credit and Term Loan Agreement as amended and restated on November 30, 2001, and entered into a new Amended and Restated Revolving Credit Agreement (the “Line”) providing for $30,000 of Senior Secured Credit Facilities with a lead bank acting as Lead Arranger and Administrative Agent. The Line includes a $15,000 letter of credit facility and a $15,000 revolving credit facility, with a $6,000 sub-limit for letters of credit. No amounts were outstanding under the Line as of December 28, 2003 and September 26, 2004.

On October 13, 2004, the Company entered into a Consent and Waiver agreement (the “Consent”) to the Line. The Consent granted the Company permission to execute and deliver an asset purchase agreement (the “Agreement” as described under subsequent events) and waived any restrictions under the Line to the execution of the Agreement. Under the terms of the Consent, the Company may not borrow under the Line until the earlier of (x) the date the Company terminates the Agreement, or (y) the date the transactions contemplated by the Agreement are consummated with the consent of the lenders.

On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010 (the “Notes”). Interest on the Notes is payable semiannually on April 1 and October 1 each year, commencing October 1, 2004. The proceeds of the Notes were used to repay a portion of the Senior A, B and C term loans, the Subordinated Debt and the fees associated with the sale of the Notes and the Line. Concurrent with the retirement of the Subordinated notes and the Senior A, B and C term loans, the company wrote-off the unamortized cost of the associated deferred debt fees in the amount of $4,677, recorded in Debt Termination Costs in the income statement.  As a result of the failure of the Company to consumate an exchange offer of registered notes for the Notes, on November 5, 2004, the interest rate on the Notes increased by 0.25% per annum.  Such increased interest will continue to accrue (subject to further increase) until the Company completes the exchange offer.

The terms of the amended and Restated Credit Agreement and the Notes include specific financial and other covenants, all of which the Company was in compliance with at September 26, 2004.

3.             Capitalization

Common Stock

The Company is authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of the Class B Common Stock are identical to the Class A Common Stock except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. There were 258,655 and 259,236 shares issued and outstanding of Class A Common Stock at September 26, 2004 and December 28, 2003, respectively. There were 15,867 shares issued and outstanding of Class B Common Stock at September 26, 2004 and December 28, 2003.

Redeemable Preferred Stock

The Company is authorized to issue 100,000 shares of nonvoting $0.001 par value Redeemable Preferred Stock. Shares are issued upon approval of the board of directors and are redeemable at any time at the option of the Company.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) have a liquidation preference of $1 per share, plus accreted dividends associated with each share. With respect to dividend rights and rights of liquidation, Series A ranks senior to all classes of Common Stock and Series B. Series B ranks senior to all classes of Common Stock.

Series C 15% Cumulative Compounding Participating Preferred stock (Series C) ranks senior with respect to payment of dividends, liquidation, and redemption to the previously existing series of preferred stock and common stock of the Company. The Series C has a liquidation preference equal to two times the original issue price of $1 per share, plus accreted dividends.

The liquidation preference on the Series A and Series B accretes at the stated rates, and the liquidation preference on Series C accretes at the stated rate on the liquidation preference value; dividends (representing the accreted liquidation preference) are to be paid from legally available funds, when and if declared by the board of directors. If dividends are not declared, a dividend will continue to accrue and will be paid as dividends only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the Preferred Stock. Accretion of the liquidation preference on the Redeemable Preferred Stock was $8,686 and $10,409 during the nine months ended September 26, 2004 and year ended December 28, 2003, respectively, and is reflected as an increase in the preferred stock values and an increase in the accumulated deficit.

Net loss attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock, which reduces net income and increases net loss attributable to common stockholders for the relevant periods.

Stock Option Plans

The Company’s 1998 and 2000 Stock Option Plans (the Plans) have authorized the grant of options to certain employees, directors and independent contractors for up to 12,000 and 100,000 shares, respectively, of the Company’s Common Stock. All options granted under both Plans have 10-year terms and vest and become fully exercisable on the fourth, fifth or sixth anniversary of the vesting anniversary dates.

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The Company follows the required disclosures of SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock Based Compensation”, which requires more prominent and more frequent disclosures in financial statements of the effects of stock based compensation.

Options awards granted under the 1998 Plan and options issued in 2000 through 2002 under the 2000 plan provide for 50% of the options to become exercisable based on “annual vesting”. 50% of the award (10% of the award per year) vests during the first five years after the grant date and the remaining 50% vests based on a “cliff vesting” schedule. The 50% portion of the option shares with the cliff vesting feature vest at an accelerated rate of 20% per year (i.e., 10% of the total options granted) provided that the equity of the Company (as defined in the Plans) is greater than or equal to specified annual targets. On any vesting anniversary date, the cumulative unvested shares through that date would vest if the required annual target threshold were met. If, after the fifth anniversary date, the required annual target threshold is not met, any unvested options expire and terminate. Option awards granted in 2004 under the 2000 Plan, vest at the rate of 20% per year on each vesting anniversary date.

	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price
Outstanding—December 28, 2003	6,050	$10.00	42,734	$65.53

Granted	—	—	39,700	$0.01
Exercised	—	—	—	—
Canceled	(800)		(2,937)	92.00
Outstanding—September 26, 2004	5,250	$10.00	79,497	$31.83

Exercisable at September 26, 2004	3,675	$10.00	18,320	$61.13

Pro forma information regarding net income is required by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options at fair value. The fair value of the option grant is estimated on the date of grant using the minimum value method. The weighed-average remaining contractual life of the 1998 options is four years and the weighted-average fair value of the options is $0 per share. The weighted-average remaining contractual life of the 2000 options is eight years and the weighted-average fair value of the options is $0 per share.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Under SFAS No. 148, the Company would have incurred no additional compensation expense for the nine months ended September 26, 2004 and September 28, 2003.

4.             Related Party Transactions

The Company has a management agreement with two of its stockholders. The stockholders are to be paid fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. Expenses relating to the agreement of $259 were recorded as general and administrative expense in the nine months ended September 26, 2004 and September 28, 2003.

The Company cancelled its management agreement with Restaurant Associates Corp. to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal on March 31, 2004. The services were to be performed by employees of Restaurant Associates Corp., two of who sit on the Board of the Company. Expenses relating to these agreements of $74 and $188 were recorded as general and administrative expense for the nine months ended September 26, 2004 and September 28, 2003, respectively.

Notes receivable from stockholders consisted of amounts due from stockholders related to the acquisition of the Company’s Common and Preferred Stock. The notes bore interest at 8.0%. Principal and unpaid simple interest was due in four installments, commencing June 28, 2001, and ending on June 28, 2004. The notes were fully repaid on June 28, 2004.

5.             Employee Benefit Plan

The Company is the sponsor for a defined contribution plan (401(k) plan) for the Company’s qualified employees, as defined. Participants may contribute from 1% to 50% of pre-tax compensation, subject to certain limitations. The plan provides for discretionary contributions by the Company. The Company has recorded contribution expense of $144 and $150 during the nine months ended September 26, 2004 and September 28, 2003, respectively.

6.             Sale Leaseback Transaction

On March 31, 2004, the Company sold and leased back the land and building underlying five of the Company’s restaurants (three in Missouri and two in California) for total net proceeds of $12,012 (the “Sale Leaseback Transaction”). The Sale-Leaseback Transaction resulted in deferred gain of $3,927 that is being amortized over the lives of the related leases. In the nine month period ended September 26, 2004, the Company recognized $96 of the deferred gain which was recorded in Other income (expense) net.

The leases underlying the Sale-Leaseback Transaction have initial 20-year non-cancelable terms and qualify for operating lease treatment. The impact of the Sale-Leaseback Transaction will be an increase in rent expense of approximately $1,025 in 2004 or $1,367 on an annual basis. The proceeds of the Sale-Leaseback Transaction were used to repay a portion of the Senior A, B and C term loans.

7.             Subsequent Event

On October 14, 2004, the Company and its wholly-owned subsidiary, CKR Acquisition Corp. (“Buyer”), entered into an asset purchase agreement (the “Agreement”) with Chevys, Inc. (“Chevys”), Chevys Holdings, Inc. and J.W. Childs Equity Partners L.P. (“J.W. Childs”).  Chevys owns and operates approximately 74 restaurants, the majority of which are located in California. Subject to the terms and conditions of the Agreement, Buyer agreed to purchase substantially all of the assets and assume certain liabilities of Chevys, including certain restaurant and franchise systems, pursuant to a plan of reorganization under the Bankruptcy Code.  Pursuant to the Agreement, the cash purchase price is $77.9 million.  In addition, J.W. Childs will receive securities representing 11.5% of the Company’s equity and debt securities, subject to additional limitations.

The closing of the purchase and sale of the business is subject to certain conditions, including, without limitation, (i) bankruptcy court approval of the plan of reorganization, (ii) the transfer to Buyer of a sufficient number of Chevys’ liquor licenses (or the right to use such licenses) such that at closing there would not be a material adverse effect on the business, (iii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the execution of a joinder to the Company’s securities holders agreement by J.W. Childs, and (v) the absence of any events or changes which would reasonably be expected to have a material adverse effect on the business.

The Company currently expects to finance the transaction using one or more of the following sources: debt financing, additional equity contributions from its existing shareholders, cash on hand or proceeds from the sale of certain assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and related notes thereto included elsewhere in this filing.  The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws.  See “Forward-Looking Statements” below.

Overview

Real Mex Restaurants, Inc. (referred to hereafter as “we” and “our”) is one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. We currently operate 124 restaurants, of which 112 are located in California, with additional restaurants in Arizona, Indiana, Illinois, Missouri, Oregon and Washington. Our three major subsidiaries are El Torito Restaurants, Inc., (“El Torito”) which we acquired in June 2000, Acapulco Restaurants, Inc., (“Acapulco”) and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

Our two primary restaurant concepts, El Torito and Acapulco, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service.  In addition to the El Torito, El Torito Grill and Acapulco concepts, we operate 12 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Hola Amigos; Who Song & Larry’s; and Keystone Grill.

Cost of sales is comprised primarily of food and alcoholic beverage expenses. The components of cost of sales are variable and increase with sales volume. In addition, the components of cost of sales are subject to increase or decrease based on fluctuations in commodity costs and depend in part on the success of controls we have in place to manage cost of sales in our restaurants. The cost, availability and quality of the ingredients we use to prepare our food and beverages are subject to a range of factors including, but not limited to, seasonality, political conditions, weather conditions, and ingredient shortages.

Labor cost includes direct hourly and management wages, operations management bonus expense, vacation pay, payroll taxes and workers’ compensation insurance and health insurance expenses.

Direct operating and occupancy expense includes operating supplies, repairs and maintenance, advertising expenses, utilities, and other restaurant related operating expenses. This expense also includes all occupancy costs such as fixed rent, percentage rent, common area maintenance charges, real estate taxes and other related occupancy costs.

General and administrative expense includes all corporate and administrative functions that support our operations. Expenses within this category include executive management, supervisory and staff salaries, bonus and related employee benefits, travel and relocation costs, information systems, training, corporate rent and professional and other consulting fees.  Depreciation principally includes depreciation of capital expenditures for restaurants. Pre-opening costs are expensed as incurred and include costs associated with the opening of a new restaurant or the conversion of an existing restaurant to a different concept.

On March 31, 2004, we completed the Sale-Leaseback Transaction, which resulted in net proceeds of approximately $12.0 million. The gain on the Sale-Leaseback Transaction of approximately $3.9 million has been deferred and is being amortized over the lives of the related leases. The leases entered into in connection with the Sale-Leaseback Transaction have 20 year terms and are expected to qualify for operating lease treatment. The proceeds of the Sale-Leaseback Transaction were used to repay then outstanding indebtedness. We expect that the Sale-Leaseback Transaction, apart from any other factors influencing rent expense, will result in approximately $1.03 million in increased rent expense in 2004 (or $1.4 million annualized for 2004), to be partially offset by approximately $0.2 million in deferred gain amortization in 2004.

On March 31, 2004, we sold $105,000,000 of our 10% Senior Secured Notes due 2010.  The proceeds of the sale of the Notes were used to pay then outstanding indebtedness.

On October 14, 2004, we and our wholly-owned subsidiary, CKR Acquisition Corp. (“Buyer”) entered into an asset purchase agreement (the “Agreement”) with Chevys, Inc. (“Chevys”), Chevys Holdings, Inc., and J.W. Childs Equity Partners L.P.  “J.W. Childs” Chevys owns and operates approximately 74 restaurants, the majority of which are located in California.  Subject to the terms and conditions of the Agreement, Buyer agreed to purchase substantially all of the assets and assume certain liabilities of Chevys, including certain restaurant and franchise systems, pursuant to a plan of reorganization under chapter 11 of the Bankruptcy Code.  Pursuant to the Agreement, the cash purchase price is $77.9 million.  In addition, J.W. Childs will receive securities representing 11.5% of our equity and debt securities.

In the event certain administrative and exit costs exceed certain levels, J.W. Childs will receive 1% less equity for every $1.0 million of such excess costs and the cash purchase price will be increased by $1.0 million.  Pursuant to the Agreement, Buyer will assume ordinary course post-petition current liabilities of Chevys, approximately $6.7 million of letters of credit and approximately $0.9 million of other debt.

We currently expect to finance the transaction using one or more of the following sources: debt financing, additional equity contributions from our existing shareholders, cash on hand or proceeds from the sale of certain assets.  There can be no assurance that we will be able to raise the necessary financing.  The Buyer’s obligations are not subject to a financing contingency.

Pursuant to the Agreement, Buyer has made an initial deposit of $0.5 million and will make an additional deposit of $0.5 million upon delivery of agreements by certain creditors of Chevys to support the plan of reorganization.  If the Agreement is terminated because of a material breach by Buyer, Chevys may retain the deposit as liquidated damages, and the deposit will be the exclusive remedy of Chevys against us and Buyer.  The closing of the purchase and sale of the business is subject to certain conditions, including, without limitation, (i) bankruptcy court approval of the plan of reorganization, (ii) the transfer to Buyer of a sufficient number of Chevys’ liquor licenses (or the right to use such licenses) such that at closing there would not be a material adverse effect on the business, (iii) the expiration at the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the execution of a joinder to our security holders agreement by J.W. Childs and (v) the absence of any events or changes which would reasonably be expected to have a material adverse effect on the business.

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The nine months ended September 26, 2004 and September 28, 2003 consist of thirty-nine weeks. When calculating same store sales, we include a restaurant that has been open for more than 12 months and for the entirety of each comparable period.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill, income taxes, impairment of long-lived assets and self-insurance reserves. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.  Refer to Amendment No. 3 to our Registration Statement on Form S-4 (File No. 333-116310) as filed with the Securities and Exchange Commission on September 9, 2004 for discussion of our critical accounting policies and estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property and Equipment

Property and equipment is recorded at cost. Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease, whichever is shorter. The estimated useful lives for furniture, fixtures and equipment range from three to ten years. The lives for buildings and leasehold improvements are the shorter of 20 years or the term of the related operating lease.

Long-Lived Asset Impairments

We assess the impairment of long-lived assets, including restaurant sites and other assets, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based on our experience and knowledge of local operations. These estimates can be significantly impacted by future changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

For properties to be closed that are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease rentals that could be reasonably obtained for the property, is recognized as a liability and expensed. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. The actual cost of disposition for these leases and related assets is affected by specific real estate markets, the economic environment and inflation.

Valuation of Goodwill

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Management of the Company performs its annual impairment test during the last quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We consider the reporting unit level to be the company level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, management of the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. A variance in the discount rate could have a significant impact on the valuation of the goodwill for purposes of the impairment test. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic environment on our customer base, or a material negative change in relationships with our customers. We are not aware of any significant events or changes that would affect the recoverability of those amounts as of September 26, 2004.

Self-Insurance

Our business is primarily self-insured for workers’ compensation and general liability costs. We record our self-insurance liability, determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future economic conditions, court decisions and legislative actions. Our workers’ compensation future funding estimates anticipate no change in the benefit structure. Statutory changes could have a significant impact on future claim costs.

Our workers’ compensation liabilities are from claims occurring in various states. Individual state workers’ compensation regulations have received a tremendous amount of attention from state politicians, insurers, employers and providers, as well as the public in general. Recent years have seen an escalation in the number of legislative reforms, judicial rulings and social phenomena affecting our business. The changes in a state’s political and economic environment increase the variability in the unpaid claim liabilities.

Income Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Revenue Recognition

Revenues from operations are recognized when sales occur.

Results of Operations

Our operating results for the three and nine months ended September 26, 2004 and September 28, 2003 are expressed as a percentage of total revenues below:

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.7	24.8	24.6	24.7
Labor	36.2	36.3	36.3	36.4
Direct operating and occupancy expense	24.2	24.3	23.3	23.8
Total operating costs	85.1	85.4	84.2	84.9
General and administrative expense	4.9	4.8	5.2	4.8
Depreciation	3.4	3.2	3.5	3.8
Amortization	—	—	—	—
Operating income	6.5	6.6	6.9	6.5
Interest expense	3.8	4.2	3.8	4.2
Debt termination costs	—	—	1.9	—
Total other expense, net	3.0	4.6	5.2	4.0
Income before income taxes	3.6	2.0	1.8	2.5
Net income	3.5	1.9	1.7	2.4

Three months ended September 26, 2004 compared to the three months ended September 28, 2003

Total Revenues.  Total revenues increased by $2.5 million, or 3.2%, to $81.9 million in the third quarter of 2004 from $79.4 million in the third quarter of 2003 due to a $1.1 million increase in restaurant revenues and a $1.4 million increase in other revenues.  The increase in restaurant revenues was the result of comparable store sales increases of 4.8% in the quarter, partially offset by restaurant closures.  The increase in comparable store sales was driven by increases in pricing in the El Torito and Acapulco restaurants of 1.5%, increases in customer counts of 1.4% in the El Torito restaurants and decreased discounting in the Acapulco restaurants.  The $1.4 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.

Cost of Sales.  Total cost of sales of $20.2 million in the third quarter of 2004 increased $0.5 million or 2.8% as compared to the third quarter of 2003 primarily due to higher costs associated with the increase in sales to outside customers by our distribution facility combined with commodity cost increases primarily in cheese, other dairy products and fresh fish.  As a percentage of total revenues, cost of sales decreased to 24.7% for the third quarter of 2004 from 24.8% for the third quarter of 2003.

Labor.  Labor costs of $29.7 million in the third quarter of 2004 increased by $0.8 million or 2.9% as compared to the third quarter of 2003. The increase in labor cost dollars was primarily due to higher workers’ compensation insurance expense of $1.2 million, partially offset by lower hourly and management labor dollars. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percent of total revenues, labor costs decreased to 36.2% for the third quarter of 2004 from 36.3% for the third quarter of 2003 primarily due to lower hourly labor expense as a percent of sales.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $19.8 million in the third quarter of 2004 increased by $0.5 million or 2.5% as compared to the third quarter of 2003. This variance was primarily due to an increase in general liability insurance expense of $0.5 million combined with higher occupancy expenses of $0.2 million resulting from base rent increases associated with lease renewals and the Sale-Leaseback Transaction, partially offset by lower utilities expense of $0.2 million.  Direct operating and occupancy expense as a percentage of sales decreased to 24.2% in the third quarter of 2004 from 24.3% in the third quarter of 2003.

General and Administrative Expense.  General and administrative expense of $4.0 million in the third quarter of 2004 was fairly consistent in both total dollars and as a percent of sales with the third quarter of 2003.

Depreciation.  Depreciation expense of $2.7 million in the third quarter of 2004 increased $0.2 million or 8.4% as compared to the third quarter of 2003.

As a percentage of total revenues, depreciation increased to 3.4% for the third quarter of 2004 from 3.2% for the third quarter of 2003.

Interest Expense.  Interest expense of $3.1 million in the third quarter of 2004 decreased $0.2 million or 4.9% as compared to the third quarter of 2003 due to a reduction in debt levels. The Company’s total outstanding debt was $12.0 million lower as of September 26, 2004 as compared to September 28, 2003.  As a percentage of total revenues, interest expense decreased to 3.8% for the third quarter of 2004 from 4.2% for the third quarter of 2003.

Nine months ended September 26, 2004 compared to the nine months ended September 28, 2003

Total Revenues.  Total revenues increased by $11.3 million, or 4.7%, to $249.0 million through the first nine months of 2004 from $237.8 million in the first nine months of 2003 due to a $7.4 million increase in restaurant sales and a $3.9 million increase in other revenues.  The increase in restaurant sales was the result of comparable store sales increases of 6.0% in the first nine months of the year, partially offset by restaurant closures.  The increase in comparable store sales was driven by increases in pricing in the Acapulco and El Torito restaurants of 1.5%, increases in customer counts of 1.8% in the El Torito restaurant and decreased discounting in the Acapulco restaurant.  The $3.9 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.

Cost of Sales.  Total cost of sales of $61.3 million in the first nine months of 2004 increased $2.6 million or 4.5% as compared to the first nine months of 2003 primarily due to higher costs associated with the increase in sales to outside customers by our distribution facility combined with commodity cost increases primarily in cheese, other dairy products and fresh fish.  As a percentage of total revenues, cost of sales decreased to 24.6% for the first nine months of 2004 from 24.7% for the first nine months of 2003.

Labor.  Labor costs of $90.3 million in the first nine months of 2004 increased by $3.7 million or 4.3% as compared to the first nine months of 2003. The increase in labor cost dollars was due to an increase in hourly labor of $0.8 million, associated with the increase in restaurant revenues, combined with higher benefits expense, primarily higher workers’ compensation insurance expense of $2.1 million and higher state unemployment taxes of $0.6 million. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percent of total revenues, labor costs decreased to 36.3% for the first nine months of 2004 from 36.4% for the first nine months of 2003.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $58.1 million in the first nine months of 2004 increased by $1.6 million or 2.8% as compared to the first nine months of 2003. This variance was primarily due to increases in occupancy expenses resulting from base rent increases associated with lease renewals and the Sale-Leaseback Transaction.  Direct operating and occupancy expense as a percentage of sales decreased to 23.3% for the first nine months of 2004 from 23.8% for the first nine months of 2003.

General and Administrative Expense.  General and administrative expense of $13.0 million in the first nine months of 2004 increased $1.7 million or 14.7% as compared to the first nine months of 2003, primarily due to higher bonus expense. As a percentage of total revenues, general and administrative expenses increased to 5.2% for the first nine months of 2004 from 4.8% for the first nine months of 2003.

Depreciation.  Depreciation expense of $8.8 million in the first nine months of 2004 decreased $0.4 million or 4.3% as compared to the first nine months of 2003, primarily due to decreased depreciation expense associated with restaurant closures.  As a percentage of total revenues, depreciation decreased to 3.5% for the first nine months of 2004 from 3.8% for the first nine months of 2003.

Interest Expense.  Interest expense of $9.5 million in the first nine months of 2004 decreased $0.5 million or 4.8% as compared to the first nine months of 2003 primarily due to a reduction in debt levels. The Company’s total outstanding debt was $12.0 million lower as of September 26, 2004 as compared to September 28, 2003.  As a percentage of total revenues, interest expense decreased to 3.8% for the first nine months of 2004 from 4.2% for the first nine months of 2003.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs.  Our indebtedness at September 26, 2004 was $106.6 million, and we had $11.9 million of revolving credit availability under our Revolving Credit Facility.  Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our $15.0 million Revolving Credit Facility and $15.0 million Letters of Credit Facility (collectively, the “Senior Credit Facility”) will be adequate to meet our liquidity needs for the foreseeable future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Working Capital and Cash Flows

We presently have, in the past have had, and in the future are likely to have, negative working capital balances. The working capital deficit principally is the result of accounts payable and accrued liabilities being in excess of current asset levels. The largest components of our accrued liabilities include reserves for our self-insured workers’ compensation and general liability insurance, accrued payroll and related employee benefits costs, and gift certificate liabilities. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for capital expenditures and/or debt service payments under our existing indebtedness.

Operating Activities.  We had net cash provided by operating activities of $19.9 million for the nine months ended September 26, 2004 compared with net cash provided by operating activities of $13.1 million for the nine months ended September 28, 2003. The increase in cash provided by operating activities was primarily attributable to an increase in accounts payable and other accrued liabilities resulting from higher accrued interest balances due to a change in the timing of interest payments for the related debt.

Investing Activities.  We had net cash provided by investing activities of $7.7 million for the nine months ended September 26, 2004 compared with net cash used in investing activities of $4.5 million for the nine months ended September 28, 2003. The increase in cash provided by investing activities was primarily the result of the proceeds from the Sale-Leaseback Transaction.  We expect to make capital expenditures totaling approximately $10.4 million in 2004, including approximately $5.7 million in maintenance capital expenditures, approximately $2.5 million to build two new El Torito restaurants, approximately $0.2 million for restaurant conversions and approximately $2.0 million for the continuation of our refreshening program. As of September 26, 2004, we made capital expenditures totalling approximately $5.4 million, the majority of which consisted of maintenance capital expenditures. In addition, we expect pre-opening expenses associated with new units and conversions to be $0.6 million in 2004.  These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund such new restaurants, conversions and refreshenings from cash flow from operations, available cash, available borrowings under our Senior Credit Facility, landlord contributions (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities.  We had net cash used in financing activities of $16.3 million for the nine months ended September 26, 2004 compared with net cash used in financing activities of $2.3 million for the nine months ended September 28, 2003. The increase in cash used in financing activities was primarily attributable to the retirement of long term debt of $115.9 million and the payment of financing costs of $5.4 million.

Debt and Other Obligations

At March 28, 2004, our prior senior credit facility (the “Prior Credit Facility”) consisted of term loans with a $70.2 million outstanding balance, and a $24.0 million revolver, which had a $17.0 million sub-limit for letters of credit. In addition, at March 28, 2004 we had outstanding $44.4 million of subordinated notes under a subordinated loan agreement (“Subordinated Notes”). On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010. Interest on the Notes is payable semiannually on April 1 and October 1 each year, commencing October 1, 2004. At the closing of the sale of the Notes, we used the proceeds from the sale of the Notes and the Sale-Leaseback Transaction to repay our term loans then outstanding under the Prior Credit Facility and Subordinated Notes in full, and entered into the Senior Credit Facility. The Senior Credit Facility is comprised of a $15.0 million Revolving Credit Facility and a $15.0 million Letters of Credit Facility. At the closing of the sale of the old notes, we utilized the Letters of Credit Facility in its entirety and utilized an additional $2.0 million from the Revolving Credit Facility to secure approximately $17.0 million in outstanding letters of credit, which serve as collateral for our various self-insured workers’ compensation and other insurance programs.

In connection with the retirement of our term loans then outstanding under our Prior Credit Facility and Subordinated Notes, we took a charge of $4.7 million consisting of a non cash charge of $2.4 million for the write-off of discount associated with the Subordinated Notes, a non cash charge of $1.9 million for the write-off of deferred financing costs associated with indebtedness outstanding under the Prior Credit Facility and a $0.4 million pre-payment premium in connection with the repayment of the Subordinated Notes.  In addition, we terminated an interest rate swap agreement related to our Prior Credit Facility at a cash cost of $0.2 million.

As of September 26, 2004, we had capitalized lease obligations, collateralized with leasehold improvements, in an aggregate amount of $1.5 million and with a weighted average interest rate of 10.0%. Principal and interest payments on the capital lease obligations are due monthly and range from $1,100 to $7,500 per month. The capital lease obligations mature between 2004 and 2027.

As a result of the failure to consumate an exchange offer of registered notes for the Notes, on November 5, 2004, the interest rate on the Notes increased by 0.25% per annum.  Such increased interest will continue to accrue (subject to further increase) until the Company completes the exchange offer.

Inflation

Over the past five years, inflation has not significantly affected our operations.  However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations.  We pay many of our employees hourly rates related to the federal or applicable state minimum wage.  Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures.  Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs.  Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which may be subject to inflationary increases.  We believe that our current practice of maintaining operating margins through a combination of periodic menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.

Forward Looking Statements

This report includes “forward looking statements.”  Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” or “could” or words or phrases of similar meaning. They may relate to, among other things: our liquidity and capital resources; legal proceedings and regulatory matters involving our Company; food-borne illness incidents; increases in the cost of ingredients; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other casual dining restaurants; our ability to expand; and anticipated growth in the restaurant industry and our markets.

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these risks and uncertainties and this described in Amendment No. 3 to our Registration Statement on Form S-4 (File No. 333-116310) as filed with the Securities and Exchange Commission on September 9, 2004.   Given these risks and uncertainties, we urge you to read this prospectus completely and with the understanding that actual future results may be materially different from what we plan or expect. Also, these forward looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in fiscal years 2001, 2002 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.

We are subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under the Senior Credit Facility that are payable at floating rates of interest. Except for letters of credit secured by the Senior Credit Facility, we currently do not have any borrowings under our Senior Credit Facility. As a result, all of our debt currently carries fixed interest rates and we will, therefore, not be impacted by changes in interest rates until after we borrow under our Senior Credit Facility.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into certain fixed price purchase agreements with varying terms of generally no more than a year duration. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is periodically a defendant in cases involving personal injury and other matters which arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description
10.1

Asset Purchase Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp., Chevys, Inc. and its subsidiaries, Chevys Holdings, Inc. and J.W. Childs Equity Partners L.P.

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.

Dated: November 10, 2004	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: November 10, 2004	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (principal financial and accounting officer)