Form 10-K
period 2004-12-26
Real Mex Restaurants, Inc.
filed 2005-03-24
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333-116310

Real Mex Restaurants, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-4012902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Via Oro Avenue, Suite 200, Long Beach, CA	90810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 513-7500
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

As of March 18, 2005, Real Mex Restaurants, Inc. had outstanding 300,016 shares of Class A Common Stock, par value $0.001 per share, and 15,867 shares of Class B Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” or “could” or words or phrases of similar meaning. They may relate to, among other things: our liquidity and capital resources; legal proceedings and regulatory matters involving our Company; food-borne illness incidents; increases in the cost of ingredients; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other casual dining restaurants; our ability to expand; and anticipated growth in the restaurant industry and our markets.

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these risks and uncertainties and the risks and uncertainties described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” contained in Item 7 of this report.  Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. Also, these forward looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

PART I

ITEM 1.                  BUSINESS

Our Company

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants.  As of December 26, 2004, we had 125 restaurants, located principally in California.  Our two primary restaurant concepts, El Torito and Acapulco, offer a large variety of traditional, innovative and authentic Mexican dishes and a wide selection of alcoholic beverages at moderate prices, seven days a week for lunch and dinner, as well as Sunday brunch.  Both restaurant concepts feature fresh, high quality and flavorful foods, served in casual atmospheres.  For fiscal 2004, we generated revenues of $325.0 million and same store sales increases of 5.5%.  Additionally, for fiscal 2004 we generated net income of $13.6 million and cash flow from operations of $20.5 million.

Our Restaurant Concepts

El Torito (59.5% of fiscal 2004 restaurant revenues).  Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California in terms of number of restaurants.  As of December 26, 2004, El Torito operated 74 restaurants, including six premium El Torito Grill restaurants, and was the largest full service, casual dining Mexican restaurant chain in California.  El

Torito is dedicated to fresh, quality ingredients and authentic, made-from-scratch Mexican cuisine, including sizzling fajitas, hand-made tamales and traditional Mexican combination platters.  We feature authentic regional specialties created by our executive chef, Pepe Lopez.  El Torito restaurants are modeled after a traditional Mexican hacienda.  The readers of the Orange County Register, a leading Los Angeles-area newspaper, have voted El Torito as the “Best Mexican Restaurant” four years in a row and featuring the “Best Sunday Brunch” eleven years in a row.  Lunch and dinner entrees range in price from $6.79 to $16.99 with an average check of $18.87 for fiscal 2004.

El Torito restaurants are primarily free standing buildings.  The restaurants average approximately 8,500 square feet with average seating of approximately 250 in the dining area and 75 people in the cantina.  All but one of the El Torito properties are leased.

El Torito drives the traditionally slower dayparts of early evening and weekday traffic through Happy Hour offers and specialty theme menus.  During Happy Hour, guests enjoy value priced appetizers and drinks.  Our Pronto Lunch menu offers guests value priced, time sensitive entrees.  El Torito stimulates incremental traffic with value promotions such as Cadillac Margarita Mondays and our long standing Taco Tuesday programs where guests may enjoy grilled chicken or steak tacos in the cantina.

Acapulco (28.7% of fiscal 2004 restaurant revenues).  The first Acapulco restaurant opened in Pasadena, California in 1960.  As of December 26, 2004, Acapulco had 39 restaurant locations and was the third largest full service, casual dining Mexican restaurant chain in California in terms of number of restaurants.  Acapulco offers California style Mexican food featuring traditional favorites as well as seafood specialties such as grilled halibut, shrimp and crab entrees.  Acapulco also features a host of specialty drinks, including our signature house margarita made with premium Jose Cuervo Gold Tequila.  Lunch and dinner entrees range in price from $6.99 to $15.99 with an average check of $17.11 for fiscal 2004.

Acapulco restaurants are primarily freestanding and located in high-traffic urban and suburban areas.  Acapulco restaurants generally range in size from approximately 7,500 to 8,600 square feet with average seating of approximately 200 in the dining area and 75 people in the cantina.  Many locations have attractive outdoor patios.  All but one of the restaurant buildings are leased.  Acapulco currently utilizes three models for restaurant decor: Hacienda, Aztec and Resort.  The three styles, which are similar to one another, have allowed our Company to match design and capital expenditures with each location’s physical plant and the site’s customer demographics.  A consistent appearance is achieved through similar exterior signage and the use of Mexican furnishings and vibrant primary color schemes in interior design throughout all Acapulco units.

Acapulco benefits from long-standing, value oriented day-part programs designed to drive incremental traffic during slow periods.  Beginning with Sunday brunch, guests can indulge in a champagne brunch with a variety of fresh soups, chilled salads, a taco bar with handmade tortillas, a made to order taco bar and a variety of traditional Mexican favorites.  Weekday value promotions include Happy Hour, Margarita Mondays, Kids Eat Free on Tuesdays and a lunch buffet, for time sensitive guests.

Other Restaurant Concepts (11.8% of fiscal 2004 restaurant revenues).  As of December 26, 2004, we operated 12 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Who Song & Larry’s; Hola Amigos and Keystone Grill.  We acquired most of these restaurants in connection with the acquisition of El Torito Restaurants, Inc.

On January 11, 2005, we completed the acquisition of 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants, and assumed franchise agreements relating to 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants (the “Chevys Acquisition”).  The purchase price for the Chevys Acquisition was approximately $77.9 million in cash and the assumption of certain liabilities, plus the issuance of Real Mex securities to J.W. Childs (as defined herein).  See “Recent Developments” herein.  Unless otherwise provided in this report, references to “we”, “us” and “our Company” refer to Real Mex Restaurants, Inc. and our consolidated subsidiaries without giving effect to the Chevys Acquisition, and the financial data and other information contained in this report does not include historical financial information of the Chevys Fresh Mex and Fuzio Universal Pasta business (“Chevys”).

Industry Overview

The National Restaurant Association estimates that the restaurant industry generated sales of $440.1 billion in 2004, its 13th consecutive year of real sales growth, and predicts that changes in lifestyles and demographics, as well as consumer eating patterns, will continue to provide long-term industry growth.  The Association expects the restaurant industry to grow at an average annual rate (including new restaurants) of approximately 4.6% through 2010.  In addition, the Association expects that by 2010, 53% of the funds spent on food will be spent away from home, which is an increase over the 46% spent in 2003.

According to the Association 2003 Consumer Survey, 91% of adults indicated they enjoy going to restaurants.  Moreover, 75% of adults agreed that going out to a restaurant with family or friends gives them an opportunity to socialize and is a better way to make use of their leisure time than cooking and cleaning up.

Most of our restaurants are located in California.  The California Restaurant Association estimates that the restaurant industry in California generated sales of $46.4 billion in 2004, a 5.2% increase versus 2003.  The National Restaurant Association projects 2005 California restaurant sales of $51.5 billion in 2005 and projects that California will be the state posting the highest restaurant sales volume in 2005.

Business Strengths

Fresh, Authentic, Mexican Food.  Our food and beverage offerings range from guest favorites such as sizzling fajitas, hand-made tamales and traditional Mexican combination platters to authentic regional specialties created by our executive chef.  Our executive chef makes regular visits to small villages throughout many regions of Mexico to identify new flavors and recipes, and introduces distinct dishes to our restaurant guests.  We believe these freshly prepared, made-from-scratch items underscore our authenticity.  We prepare all our recipes with fresh, high quality ingredients, from our salsa to our sizzling fajitas.  El Torito is known for tableside preparations, including our most popular appetizer, our guacamole, which is made to our guests’ specifications at their table.  Our food is complemented by a variety of specialty drinks, including our house margarita, made with premium Jose Cuervo Gold Tequila.

Service.  We train our servers to follow a service program designed to achieve fast and consistent service while also promoting a casual and festive atmosphere.  Our service program outlines procedures, such as the server’s first approach to the guest, product recommendations throughout the visit, timing and manner of food delivery, plate clearing, payment processing, and bidding the guest farewell.  Throughout the day, managers are responsible for generating energy and enthusiasm throughout their restaurants by circulating and visiting with guests at their tables.  Our primary goal is to ensure that every guest leaves fully satisfied, thereby promoting repeat visits.

Commitment to Operational Excellence.  In 2004, we achieved increases in several key attributes of the guest’s dining experience at El Torito including taste, appearance, price/value, quality, cooked to order, portion size, temperature, and overall satisfaction, as measured by an El Torito guest satisfaction survey conducted in July 2004.  We did not achieve the same improvement in customer satisfaction at Acapulco, which we believe is primarily due to the change in our marketing strategy for Acapulco from one of discounting, to a food, service and brand platform.  We intend to continue to improve these key attributes by building upon the foundation of improved employee training programs and refined menu development and execution.

Internal Production, Purchasing and Distribution Facilities.  We centralize purchasing and distribution for the majority of our raw ingredients, fresh products and alcoholic beverages, and manufacture food products through two facilities located in Southern California.  The purchasing and distribution facility, encompassing approximately 67,000 square feet, enables us to order and deliver food items and ingredients on a timely basis.  We have been able to leverage our purchasing power and reduce delivery costs, thereby contributing to our restaurant gross margins.  Our manufacturing facility, encompassing approximately 33,000 square feet, produces certain high volume items for our restaurants including soups, baked goods and sauce bases, enabling us to maintain food quality and consistency while reducing costs.  This facility also manufactures specialty products for sales to outside customers, marketed under the Real Mex Foods™ label as well as co-packaged under other branded names.  Both of these facilities have additional capacity to allow for growth in our distribution operations and production for outside customers.

Proven Management Team and Experienced Board of Directors.  We are led by a management team with extensive experience in all aspects of restaurant operations.  Our management team has an average of more than 20 years of experience in the restaurant industry.  Our Chief Executive Officer, Fred Wolfe, is a long-time veteran of our Company, having served a total of 19 years with us.  From 1997 to 2001, Mr.  Wolfe served as Chief Operating Officer of California Pizza Kitchen, Inc. (“CPK”) and, together with the other top members of CPK’s management team, successfully engineered CPK’s return to profitability and initial public offering.  In addition, a majority of our Directors have extensive management experience in the restaurant or food industry.

Business Strategy

Our primary business objective is to increase same store sales and total revenues through brand positioning, new menu and product innovation, and new restaurant openings.

Effectively Communicate Our Brand Positioning.  At El Torito, we intend to continue to promote our authentic regional specials through in-restaurant and local advertising.  At Acapulco, we have historically utilized a high level of discounting to drive guest traffic.  In fiscal 2004, we reduced the frequency of coupons by 17% as compared to fiscal 2003 and circulation of coupons by 68.2% as compared to fiscal 2003, while increasing same store sales and profitability.  We intend to continue to reduce our coupon discount strategy and emphasize product quality and service.

Continued Commitment to Product Development and Menu Innovation.  With the introduction of the El Torito “Real Mex” menu in December 2002, we upgraded the quality and freshness of multiple menu ingredients.  In 2003, we introduced a rotating menu of authentic regional specialties and upgraded our house margarita with premium Jose Cuervo Gold Tequila.  In 2004, we introduced five new regional Chefs Specials menus highlighting the regions of Puebla, Veracruz, Oaxaca, Sinaloa and Mexico City.  We plan to continue regularly updating our menus to improve the taste, quality and freshness of items and to continue to meet our customers’ expectations.  In April 2004, we introduced a new menu with enhanced recipes and higher quality ingredients in our Acapulco concept restaurants.  In addition to improving quality, we also streamlined this menu and experienced an average decrease in preparation time of over 30%, which translated into quicker table turns and higher sales.

Open New Restaurants.  To leverage our strong brand recognition and take advantage of our attractive unit economics, we plan to open new El Torito or El Torito Grill restaurants in and near our existing markets, primarily using internally generated cash flow.  Our new store prototype is expected to be approximately 7,500 square feet with an additional approximately 1,200 square foot patio.  Our El Torito restaurants that are similar in format averaged revenues of $2.8 million fiscal 2004.  Our net cash investment for a typical El Torito restaurant is generally between $1.4 million and $2.0 million, including pre-opening costs, depending on the level of landlord contributions.  Our target pre-tax, cash-on-cash return on new restaurants is in excess of 30%.  To successfully execute this strategy, we intend to leverage the extensive experience our management team has acquired opening new restaurants for our Company as well as other restaurant chains.  In 2004, we signed leases for three additional new El Torito restaurants in California, of which one was opened in 2004 and the other two are scheduled to open in 2005.  In December 2004 we opened our first new El Torito restaurant in five years, located in Encinitas, California.  Additionally, in February 2005, we signed a lease for an El Torito restaurant location which is expected to open in 2006.

Introduce New Products Through New Channels.  We manufacture bulk food packages and individually wrapped retail products under the Real Mex Foods™ label, as well as co-package these products under other branded company names.  In 2003, we developed the brand Real Mex Foods™ to market our manufactured products to outside customers.  We plan to expand this area of our business as we continue to develop a core group of standard products for retail sales including premium quality burritos, enchiladas and tamales.  We currently sell direct to or package for fast food and casual restaurants, amusement parks, club stores, and food service, retail, vending and institutional customers.  We plan to continue expanding this business to include other products and to market these products to additional customers in these and other business segments.

Purchasing and Distribution

We seek to obtain the highest quality ingredients, products and supplies from a variety of reliable sources at competitive prices.  We centralize purchasing of most of our food ingredients, products and supplies, and in December 2003, we moved the purchasing and distributing of these items to our new purchasing and distribution facility.  Our purchasing and distribution facility enables us to order and distribute food items on a timely basis, enabling delivery of fresh products to our restaurants.  In addition, we obtain our beer from a variety of state regulated distributors who deliver directly to our restaurants.

Employees

As of December 26, 2004, we had approximately 7,680 employees.  Of these employees, approximately 6,710 were employed as restaurant hourly team members, 665 as restaurant managers, 135 as distribution and production facility employees, and 170 as executive, senior, and general office staff.  None of our workforce is unionized.

Restaurant Staffing.  Restaurants are assigned between three and five managers - typically, a general manager, one or more assistant managers and one chef.  The average restaurant employs approximately 55 team members - approximately 35% of whom are in kitchen positions and 65% in guest service positions.  The actual number of team members in each restaurant varies depending on sales volume, physical plant design, and unique operational needs.

Turnover.  We believe one of our strengths is the relative stability of our employee staff.  We believe that in fiscal 2004 our hourly turnover of 75.6% was better than the industry average, and our management turnover of 27.3% was comparable to the industry average.  Our restaurant management is heavily tenured, with Regional Directors averaging approximately 15 years, General Managers averaging approximately 11 years and Managers averaging more than 7 years.  Hourly employee tenure averages more than 4 years.  Other highly skilled positions such as chefs average 14 years with the Company.

Competition

The food service industry is competitive and affected by external changes such as economic conditions, disposable income, consumer tastes, and changing population and demographics.  Competitive factors include: food quality, variety and price; customer service; location; the number and proximity of competitors; decor; and public reputation.  We consider our principal competitors to be family dining venues and casual dining operations.  Like other food service operations, we follow changes in both consumer preferences for food and habits in patronizing eating establishments.  We intend to continue to expand into the specialty food market by selling directly to or co-packaging for restaurants, food service companies and other customers and face competition from other food service companies, many of which are more established than us.

Government Regulation

Our business, including each of the restaurants we operate, is subject to extensive federal, state and local government regulation, including those relating to, among others, public health, sanitation and safety, zoning and fire codes.  A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time, or third party litigation, any of which could have a material adverse effect on our Company and its results of operations.  We are also subject to laws and regulations governing our relationships with employees, including the Fair Labor Standards Act, the Immigration Reform and Control Act, minimum wage requirements, overtime, reporting of tip income, work and safety conditions and other regulations governing employment.  Because a significant number of our employees are paid at rates tied to the federal and California state minimum wage, an increase in the minimum wage would increase our labor costs.  An increase in the minimum wage rate or employee benefits costs could have a material adverse effect on our results of operations.

Our restaurants’ sales of alcoholic beverages are subject to regulation in each state in which we operate.  Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause.  Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  In fiscal 2004, approximately 28% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcohol is an important factor in attracting customers.  The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant, and we could lose significant revenue.

Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants.  A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability.  Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.

Our food manufacturing operations are subject to extensive regulation by the United States Department of Agriculture (“USDA”) and other state and local authorities.  Our facilities and products are subject to periodic inspection by federal, state and local authorities.  We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations.  We are required to have a USDA inspector on site at our manufacturing facility to ensure compliance with USDA regulations.  Nevertheless, there can be no assurance that we are in full compliance with all such laws and regulations or that we will be able to comply with any future laws and regulations in a cost-effective manner.  Failure by us to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, all of which could have a material adverse effect on our business, financial condition or results of operations.

We are also subject to the U.S.  Bio-Terrorism Act of 2002 which, among other things, requires us to provide specific information about the food products we ship in the U.S.  and to register our manufacturing facilities with the United States Food & Drug Administration (“FDA”).  In addition, we are subject to the Nutrition Labeling and Education Act of 1990 and the regulations promulgated there under by the FDA.  This regulatory program prescribes the format and content of certain information required to appear on the labels of food products.

Additionally, restaurants and other facilities utilize electricity and natural gas, which are subject to various federal and state regulations concerning the allocation of energy.  Our operating costs have been and will continue to be affected by increases in the cost of energy.

Environmental Matters

Our operations are also subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water.  Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Although we are not aware of any material environmental conditions that require remediation by us under federal, state or local law at our properties, we have not conducted a comprehensive environmental review of our properties or operations and no assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

Recent Developments

On January 11, 2005, we completed the acquisition of substantially all of the assets of Chevys, Inc. and certain of its subsidiaries (the “Sellers”) out of the Sellers’ Chapter 11 bankruptcy proceeding, including 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants.  In addition, we assumed franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants.  The purchase price for the Chevys Acquisition was approximately $77.9 million in cash and the assumption of certain liabilities, including ordinary course post-petition current liabilities of the Sellers, approximately $6.3 million of letters of credit and approximately $0.8 million of other indebtedness.  The cash portion of the purchase price was financed with $75.0 million of borrowings under a new senior unsecured term loan credit facility and cash on hand.  In addition, as part of the consideration for the Chevys Acquisition, we issued to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC (collectively, “J.W. Childs”), in their capacity as unsecured creditors of the Sellers, an aggregate of 41,360 shares of our Class A Common Stock, 2,064 shares of our Series A 12.5% Cumulative Compounding Preferred Stock, 1,393 shares of our Series B 13.5%

Cumulative Compounding Preferred Stock, 1,946 shares of our Series C 15% Cumulative Compounding Participating Preferred Stock and options to purchase 3,485 shares of our Class A Common Stock.

Chevys Fresh Mex is a full service casual dining Mexican restaurant concept which offers a large variety of fresh Mexican dishes and a wide selection of margaritas and originated the Fresh Mex® concept in Mexican cooking.  In terms of number of restaurants, Chevys Fresh Mex is the second largest full service casual dining Mexican restaurant chain in California and one of the largest in the United States.  Fuzio Universal Pasta is a full service casual dining restaurant concept featuring noodle-based international pasta and full bars promoting specialty martinis.  The Chevys Fresh Mex restaurants are located primarily in California and in 16 other states and the Fuzio Universal Pasta restaurants are located in California and two other states.  According to the Sellers, for fiscal 2004, Chevys generated revenues of $212.9 million.  Chevys Fresh Mex restaurants accounted for 96.0% of the total fiscal 2004 restaurant revenue of Chevys and Fuzio Universal Pasta restaurants accounted for 4.0% of fiscal 2004 restaurant revenue of Chevys.  During fiscal 2004, 98.4% of revenue from Chevys Fresh Mex restaurants was derived from company-owned restaurants while the remaining 1.6% was derived from royalties from franchised restaurants.  During fiscal 2004, 97.8% of revenue from Fuzio Universal Pasta restaurants was derived from company-owned restaurants while the remaining 2.2% was derived from royalties from franchised restaurants.

As a result of the Chevys Acquisition, we employed approximately 5,000 former Chevys employees.  As of January 12, 2005, approximately 4,570 of these employees were employed as restaurant hourly team members, 400 as restaurant managers, and 30 as executive, senior and general office staff.  In addition to the leased Chevys Fresh Mex and Fuzio Universal Pasta restaurant properties, we also assumed the lease for Chevys’ property located in Emeryville, California, which had been used as Chevys’ corporate headquarters prior to the Chevys Acquisition.

ITEM 2.                  PROPERTIES

As of December 26, 2004, we owned two of our restaurant locations and leased the remaining 123.  We believe that we have reasonably priced and stable lease agreements.  Our leases have terms that expire between 2005 and 2027 (excluding renewal options not yet exercised) and have an average remaining term of approximately 12 years, including options.  All of our restaurants are Company operated.

Our restaurant locations by concept and state as of December 26, 2004, are as follows:

Restaurant Concept	Restaurants

El Torito:
California	71
Oregon	1
Arizona	2
Total El Torito	74
Acapulco:
California	38
Oregon	1
Total Acapulco	39

Other Restaurant Concepts(1)	12

Total Restaurants	125

(1)           Our other restaurant concepts are located in five states including California, Missouri, Illinois, Indiana and Washington.

We also lease an approximately 32,000 square foot dedicated manufacturing facility located in Santa Fe Springs, California and an approximately 67,000 square foot warehouse and distribution facility located in Buena Park, California for our subsidiary, Real Mex Foods, Inc.

Our corporate headquarters are located in Long Beach, California in an approximately 32,000 square foot leased facility.

Our owned and certain of our leased real property is pledged to secure indebtedness outstanding under our senior credit facility and our Senior Secured Notes due 2010.

ITEM 3.                  LEGAL PROCEEDINGS

We are periodically a defendant in cases involving personal injury and other matters which arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of our Company.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our outstanding common stock.

Holders

The approximate number of record holders of each of our classes of common stock as of March 18, 2005 was as follows:

Class A Common Stock: 50

Class B Common Stock: 1

Dividends

In fiscal 2004, we did not pay any dividends on our common stock.  Our ability to pay dividends is restricted by certain covenants contained in our secured and unsecured senior credit facilities, as well as certain restrictions contained in our indenture relating to our Senior Secured Notes due 2010.

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of our Company.  The selected historical consolidated financial data has been derived from our Company’s audited consolidated financial statements for each of the fiscal years ended December 2004, 2003, 2002, 2001 and 2000, and the fiscal year ended October 2000.  On October 30, 2000, we elected to change the date of our fiscal year-end to the last Sunday in December.  As a result of the change in our fiscal year, our consolidated financial statements include the three month period from October 2, 2000 through December 31, 2000. The twelve month periods ended October 1, 2000 and December 30, 2001 each consist of 52 weeks.  This data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto appearing elsewhere in this report.

									Three months		Fiscal Year
	Fiscal Year Ended								ended		ended
	2004		2003		2002		2001		Dec. 31, 2000		Oct. 1, 2000
	($ in thousands)
Statement of Operations Data:
Restaurant revenues	$314,157		$307,278		$310,094		$322,857		$79,746		$161,107
Other revenue	10,787		4,714		2,285		2,149		370		1,433
Total revenues	324,944		311,992		312,379		325,006		80,116		162,540
Cost of sales	80,839		77,555		77,867		82,188		21,923		43,516
Labor	118,888		116,269		116,156		120,378		29,853		54,357
Direct operating and occupancy expense	76,760		74,938		74,315		80,789		18,896		34,886
Total operating costs	276,487		268,762		268,338		283,355		70,672		132,759
General and administrative expenses	17,725		15,201		14,670		16,688		3,837		15,779
Depreciation	11,837		11,732		11,872		13,220		3,285		5,959
Amortization	—		—		—		8,000		1,865		1,964
Operating income	18,433		16,063		15,803		1,675		457		5,751
Interest expense	12,528		13,372		14,354		16,922		4,285		7,735
Debt termination costs	4,677		—		—		—		—		—
Income (loss) before income taxes	4,546		3,315		2,257		(13,822)		(3,203)		(2,246)
Net income (loss)	13,616		3,206		2,535		(14,060)		(3,208)		(2,533)
Redeemable preferred stock accretion	(11,862)		(10,409)		(9,267)		(19,685)		(875)		(1,877)
Net income (loss) attributable to common stockholders(1)	$1,754		$(7,203)		$(6,732)		$(33,745)		$(4,083)		$(4,410)
Balance Sheet Data:
Cash and cash equivalents	10,690		2,605		1,201		614		3,476		4,318
Property and equipment, net	35,848		46,620		52,616		59,834		68,514		69,599
Total assets	186,951		173,020		175,768		184,108		206,201		206,775
Total debt(2)	106,503		114,699		121,607		126,440		140,447		138,665
Total shareholders’ equity	29,849		15,861		12,542		9,753		8,529		11,763
Other Financial Data:
Capital expenditures	$9,241		$6,962		$5,992		$7,589		$2,468		$6,002
Ratio of earnings to fixed charges(3)	1.2	x	1.2	x	1.1	x	0.4	x	0.4	x	0.8	x

(1) Net income (loss) attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces or increases net loss attributable to common stockholders for the relevant periods.

(2) Total debt includes long-term debt plus obligations under capital leases.

(3) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss) before income taxes plus fixed charges.  Fixed charges consist of interest expense on all indebtedness plus one-third of rental expense (the portion deemed representative of the interest factor).  For fiscal year ended 2001, the three month period ended December 31, 2000 and the fiscal year ended October 1 2000, our earnings were insufficient to cover fixed charges by $14,060, $3,203 and $2,246, respectively (in thousands).

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” above and elsewhere in this report.  Unless otherwise provided below, references to “we”, “us” and “our Company” refer to Real Mex Restaurants, Inc. and our consolidated subsidiaries without giving effect to the Chevys Acquisition, and the financial data and other information discussed below does not include historical financial information of Chevys.  The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants.  As of December 26, 2004, we operated 125 restaurants, of which 113 were located in California, with additional restaurants in Arizona, Indiana, Illinois, Missouri, Oregon and Washington.  As of December 26, 2004, our three major subsidiaries were El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

Our two primary restaurant concepts, El Torito and Acapulco, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service.  Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California.  As of December 26, 2004, El Torito operated 74 restaurants, including six premium El Torito Grill restaurants, and was the largest full service casual dining Mexican restaurant chain in California in terms of number of restaurants.  The first Acapulco restaurant opened in Pasadena, California in 1960.  As of December 26, 2004, Acapulco had 39 locations and was the third largest full service, casual dining Mexican restaurant chain in California in terms of number of restaurants.

In addition to the El Torito, El Torito Grill and Acapulco concepts, as of December 26, 2004, we operated 12 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Hola Amigos; Who Song & Larry’s; and Keystone Grill.  We acquired most of these restaurants in connection with the acquisition of El Torito Restaurants, Inc.

On January 11, 2005, we completed the Chevys Acquisition, acquiring 69 Chevys Fresh Mex restaurants and five Fuzio Universal Pasta restaurants and assuming franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants.  The purchase price for the Chevys Acquisition was approximately $77.9 million in cash and the assumption of certain liabilities, plus the issuance of Real Mex securities to J.W. Childs.  See “Business—Recent Developments” herein.

In December 2004, we opened our first new El Torito restaurant in five years, located in Encinitas, California.  In 2005, we plan to open four new El Torito restaurants.  The cash investment for each of these new restaurants is expected to average approximately $1.4 million.  Pre-opening expenses for each of these new restaurants is expected to average approximately $150,000 per restaurant.  We also have in the past, and may in the future, convert select restaurants to the El Torito brand and divest underperforming restaurants.

We believe that a continued focus on increasing same store sales, superior operational execution and the management of restaurant expenses are the key components in our future profit growth.

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year.  When calculating same store sales, we include a restaurant that has been open for more than 12 months and for the entirety of each comparable period.  As of December 26, 2004, we had 124 restaurants which met this criteria.

In fiscal 2004 we generated revenues of $325.0 million.  Our revenues are comprised of restaurant revenues and other revenues which include outside food sales, admission charges and vending commissions.  Our restaurant revenues for fiscal 2004 of $314.2 million are comprised almost entirely of food and beverage sales with food sales and beverage sales comprising approximately 72.3% and 27.7%, respectively, of total restaurant revenues.

Cost of sales is comprised primarily of food and alcoholic beverage expenses.  The components of cost of sales are variable and increase with sales volume.  In addition, the components of cost of sales are subject to increases or decreases based on fluctuations in commodity costs and depend in part on the success of controls we have in place to manage cost of sales in our restaurants.  The cost, availability and quality of the ingredients we use to prepare our food and beverages are subject to a range of factors including, but not limited to, seasonality, political conditions, weather conditions, and ingredient shortages.  We have entered into contracts for a large percentage of our products in order to limit our exposure to commodity cost increases for shrimp, cheese, tortillas, produce, beans, rice, and canned tomatoes.  In addition, we have negotiated reduced pricing on tequila through 2005, which accounts for the majority of our alcoholic beverage costs, and fixed pricing on wine, and believe that these contracts will offset any potential negative impact due to expected increases in beer pricing.  Historically, we have been able to renew our contracts on comparable terms to avoid any material impact on our cost structure.

In order to improve cost control at the restaurant level, we perform a rigorous, restaurant by restaurant review of our key costs.  The review consists of a best practices analysis of food and liquor cost by region.  Underperforming restaurants are identified and new cost targets are established.  Under this program, Regional Directors and Quality Assurance Chefs are then assigned to these restaurants to determine the causes of the cost variances.  Management is trained and held accountable for managing costs at the newly established target levels.

Labor cost includes direct hourly and management wages, operations management bonus expense, vacation pay, payroll taxes, workers’ compensation insurance and health insurance expenses.  Although our fixed premium insurance costs have increased in recent years in response to terrorism and other factors, these increases have been mitigated by in-restaurant safety programs, improved management of claims and increases in the deductibles under our workers’ compensation and general liability policies from $0.3 million per claim to $0.5 million per claim.  The increase in the insurance deductible levels or any significant increase in the aggregate amount of claims could potentially adversely affect our results of operations in the future.

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

Depreciation principally includes depreciation of capital expenditures for restaurants.  Pre-opening costs are expensed as incurred and include costs associated with the opening of a new restaurant or the conversion of an existing restaurant to a different concept.  Goodwill is deemed to have an indefinite life and is subject to an annual impairment test.  Other intangible assets are amortized over their useful lives.  In September 2001, the Financial and Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under this Statement, goodwill deemed to have an indefinite life is no longer amortized but is subject to an annual impairment test in accordance with the Statement.  Other intangible assets continue to be amortized over their useful lives.  We adopted SFAS No. 142 on December 31, 2001.  In accordance with SFAS No. 142, we discontinued amortization of goodwill and other intangibles with an indefinite life.

Our annual operating results are impacted by restaurant closures to the extent we close locations.  Due to our long operating history, restaurant closures are generally the result of lease expirations.  Many of our leases are non-cancelable and have initial terms of 10 to 20 years with one or more renewal terms of three or more years that we may exercise at our option.  As of December 26, 2004, we owned two restaurant locations and leased the remaining 123.

We have recorded an income tax benefit of $9.1 million as of December 26, 2004 as compared to tax expense of $0.1 million as of December 28, 2003.  The current year benefit is related mostly to the reduction of our valuation allowance related to our deferred tax assets of $17.2 million and $19.3 million in December 26, 2004 and December 28, 2003, respectively.  A valuation allowance of $8.0 million and $19.3 million has been provided on deferred tax assets at December 26, 2004 and December 28, 2003, respectively. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carryforwards.  In evaluating future taxable income for valuation allowance purposes as of December 26, 2004, we concluded that it was appropriate to consider only income expected to be generated in fiscal 2005, 2006 and 2007. We believe that anticipating income for our Company beyond 2007 involves substantial risk and a reliable forecast of such income was not possible for purposes of supporting the valuation of the remaining deferred tax assets.  The income tax provisions recorded for fiscal 2003 and fiscal 2002 represent the state taxes paid in those periods.  The tax benefit recorded in fiscal 2002 was due to a carry back allowed under the Job Creation and Worker Assistance Act of 2002.

We perform ongoing analyses of restaurant cash flow and in the case of negative cash flow or underperforming restaurants, we may negotiate early termination of leases, allow leases to expire without renewal or sell restaurants.  From the end of fiscal 2001 to the end of fiscal 2004, our restaurant count declined from 140 to 125 restaurants primarily due to restaurant closures as a result of this strategy.  In addition, from time to time we may be forced to close a successful restaurant if we are unable to renew the lease on satisfactory terms, or at all.

In 2003, two of our restaurants were partially destroyed by fire.  The loss, covered by our replacement cost property insurance, resulted in gains of $0.6 million and $1.0 million in fiscal 2003 and 2004, respectively, which are presented as casualty gains in the December 28, 2003 and December 26, 2004 income statements.  The gains include business interruption proceeds and gains on property replacement.

On March 31, 2004, we sold and concurrently leased back the land and buildings underlying five of our restaurants (three in Missouri and two in California) for total net proceeds of approximately $12.1 million (the “Sale-Leaseback Transaction”).

On March 31, 2004, we sold $105.0 million of our 10% Senior Secured Notes due 2010 (the “Notes”).  The proceeds of the sales of the Notes were used to pay then outstanding indebtedness.

Results of Operations

Our operating results for fiscal years ended 2004, 2003 and 2002 are expressed as a percentage of total revenues below:

	Fiscal Years Ended
	2004	2003	2002

Total revenues	100.0%	100.0%	100.0%
Cost of sales	24.9	24.9	24.9
Labor	36.6	37.3	37.2
Direct operating and occupancy expense	23.6	24.0	23.8
Total operating costs	85.1	86.1	85.9
General and administrative expense	5.5	4.9	4.7
Depreciation	3.6	3.8	3.8
Operating income	5.7	5.1	5.1
Interest expense	3.9	4.3	4.6
Debt termination costs	1.4	—	—
Total other expense, net	4.3	4.1	4.3
Income (loss) before income tax provision	1.4	1.1	0.7
Net income (loss)	4.2	1.0	0.8

Fiscal Year Ended December 26, 2004 Compared to Fiscal Year Ended December 28, 2003

Total Revenues.  Total revenues increased by $13.0 million, or 4.2%, to $324.9 million in fiscal 2004 from $312.0 million in fiscal 2003 due to a $6.9 million increase in restaurant sales and a $6.1 million increase in other revenues.  The increase in restaurant sales was the result of comparable store sales increases of 5.5% in fiscal 2004, partially offset by restaurant closures.  The increase in comparable store sales was driven by pricing increases in the Acapulco and El Torito concepts of 1.5%, increases in customer counts of 1.2% in the El Torito concept and decreased discounting in the Acapulco concept.  The $6.0 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.

Cost of Sales.  Total cost of sales of $80.8 million in fiscal 2004 increased $3.3 million or 4.2% as compared to fiscal 2003 primarily due to higher costs associated with the increase in sales to outside customers from our distribution facility combined with commodity cost increases primarily in cheese, dairy and fresh fish.  As a percentage of total revenues, cost of sales of 24.9% was flat versus fiscal 2003.

Labor.  Labor costs of $118.9 million in fiscal 2004 increased by $2.6 million or 2.3% as compared to fiscal 2003.  The increase in labor cost dollars was due to an increase in hourly labor of $0.4 million, associated with the increase in restaurant revenues, combined with higher benefits expense, primarily higher workers’ compensation insurance expense of $1.3 million and higher payroll taxes of $0.8 million.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’

compensation insurance.  As a percent of total revenues, labor costs decreased to 36.6% in fiscal 2004 from 37.3% in fiscal 2003.  The decrease in labor costs, as a percent of total revenue, was primarily attributable to lower hourly labor expense as a percent of sales.  Hourly labor cost has improved due to continued hourly labor cost controls in our restaurants including improvements in labor productivity and the completion of the implementation of a program designed to assist management with labor forecasting and scheduling.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $76.8 million in fiscal 2004 increased by $1.8 million or 2.4% as compared to fiscal 2003.  This variance was primarily due to increases in occupancy expenses resulting from base rent increases associated with lease renewals and the Sale-Leaseback Transaction.  Direct operating and occupancy expense as a percentage of sales decreased to 23.6% in fiscal 2004 from 24.0% in fiscal 2003.

General and Administrative Expense.  General and administrative expense of $17.7 million in fiscal 2004 increased $2.5 million or 16.6% as compared to fiscal 2003, primarily due to higher bonus expense.  As a percentage of total revenues, general and administrative expenses increased to 5.5% in fiscal 2004 from 4.9% in fiscal 2003.

Depreciation.  Depreciation expense of $11.8 million in fiscal 2004 increased $0.1 million or 0.9% as compared to fiscal 2003.  As a percentage of total revenues, depreciation decreased to 3.6% in fiscal 2004 from 3.8% in fiscal 2003.

Interest Expense.  Interest expense of $12.5 million in fiscal 2004 decreased $0.8 million or 6.3% as compared to fiscal 2003 primarily due to a reduction in debt levels and lower average interest rates associated with the refinancing of our outstanding subordinated notes and the term loans outstanding under our prior credit facility.  Our Company’s total debt balance was $8.2 million lower at the end of fiscal 2004 as compared to at the end of fiscal 2003.  As a percentage of total revenues, interest expense decreased to 3.9% in fiscal 2004 from 4.3% in fiscal 2003.

Debt Termination Costs.  On March 31, 2004, we sold $105.0 million aggregate principal amount of 10% Senior Secured Notes due 2010.  Concurrent with the sale of the Notes, we retired outstanding subordinated notes and the term loans outstanding under our prior credit facility and wrote-off the unamortized cost of the associated deferred debt fees in the amount of $4.2 million and paid approximately $0.4 million in debt termination costs in cash.  The total of approximately $4.7 million was recorded in Debt Termination Costs in our Consolidated Statement of Operations for the fiscal year ended December 26, 2004.

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

Total Revenues.  Total revenues of $312.0 million in fiscal 2003 decreased $0.4 million or 0.1% compared to fiscal 2002.  This decrease was due to restaurant closures, three in 2002 and four in 2003 (not including two additional restaurants which closed on the last day of fiscal 2003), partially offset by same store sales increases of $4.1 million or 1.4% in 2003, with the strongest increases at El Torito, and $2.4 million in sales increases to outside customers from our distribution facility.

Cost of Sales.  Total cost of sales of $77.6 million in fiscal 2003 decreased $0.3 million or 0.4% as compared to the prior year.  We were able to maintain product costs through successful contract negotiation and economies of scale realized through increasing the centralized purchasing of our products for El Torito and Acapulco at our distribution facility.  In addition, increased raw materials purchases resulting from the increase in sales to outside customers have further enhanced our purchasing power.  As a percentage of total revenues, cost of sales was flat versus the prior year at 24.9%.

Labor.  Labor costs of $116.3 million in fiscal 2003 increased by $0.1 million or 0.1% as compared to the prior year.  As a percent of total revenues, labor costs were 37.3% in fiscal 2003 as compared to 37.2% in 2002.  In 2003, labor costs at Acapulco were realigned in order to be consistent with El Torito.  The net result of this change was a decrease in salary labor and an offsetting increase in maintenance labor expense, which is included in direct operating and occupancy expenses.  Hourly labor cost has also improved due to continued hourly labor cost controls in our restaurants including improved labor productivity reporting versus targets and the completion of the implementation of a program designed to assist in labor forecasting and scheduling.  Improvements in hourly and salary labor expense were offset by higher workers’ compensation expense.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense was $74.9 million in fiscal 2003, which was $0.6 million or 0.8% higher than in fiscal 2002.  This variance was primarily due to higher maintenance and cleaning expense of $0.8 million primarily related to the realignment of hourly labor in Acapulco, combined with higher utilities expense of $0.3 million and partially offset by lower advertising expense of $0.6 million.  As a percentage of total revenues, direct operating and occupancy expense was 24.0% in fiscal 2003 as compared to 23.8% in fiscal 2002.

General and Administrative Expense.  General and administrative expense of $15.2 million was $0.5 million or 3.6% higher than the prior year primarily due to higher salary/payroll tax expense and recruitment fees in fiscal 2003.  General and administrative expenses as a percentage of total revenues increased to 4.9% in fiscal 2003 as compared to 4.7% in the prior year.

Depreciation.  Depreciation decreased $0.1 million or 1.2% in fiscal 2003 as compared to fiscal year end 2002.  The decrease was primarily due to decreased depreciation expense associated with restaurant closures in both fiscal years.  As a percentage of total revenues, depreciation was 3.8% in both fiscal 2003 and 2002.

Interest Expense.  Interest expense decreased $1.0 million or 6.8% in fiscal 2003 as compared to fiscal 2002 due to a combination of a reduction in debt levels and decreases in interest rates.  We reduced debt levels by $11.2 million in fiscal 2003 and interest rates on its senior credit facility declined from a weighted average level of 7.3% in fiscal 2002 to 6.6% in fiscal 2003.  As a percentage of total revenues, interest expense was 4.3% in fiscal 2003 as compared to 4.6% in fiscal 2002.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs.  Our indebtedness at December 26, 2004, including obligations under capital leases, was $106.5 million, and we had $10.7 million of revolving credit availability under our Revolving Credit Facility (as defined below).  On January 11, 2005, after giving effect to the Chevys Acquisition, our indebtedness including capital lease obligations was $182.3 million, and we had $3.2 million of revolving credit availability under our Revolving Credit Facility.  Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Revolving Credit Facility will be adequate to meet our liquidity needs for the foreseeable future.  In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available.  We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our

Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  If we consummate an acquisition, our debt service requirements could increase.  We may need to refinance all or a portion of our indebtedness on or before maturity.  We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

On March 31, 2004, we completed the Sale-Leaseback Transaction which resulted in net proceeds of approximately $12.1 million.  The gain on the Sale-Leaseback Transaction of approximately $3.9 million was deferred and is being amortized over the lives of the related leases.  The leases entered into in connection with the Sale-Leaseback Transaction have 20 year terms and qualify for operating lease treatment.  The proceeds of the Sale-Leaseback Transaction were used to repay then outstanding indebtedness.  For fiscal 2004, the Sale-Leaseback Transaction resulted in increased rent expense of $1.06 million and the recognition of $0.1 million of the deferred gain.

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

Operating Activities.  We had net cash provided by operating activities of $20.5 million for the twelve months ended December 26, 2004 compared with net cash provided by operating activities of $16.1 million for the twelve months ended December 28, 2003.  The increase in cash provided by operating activities was primarily attributable to improved operating results combined with non cash debt termination cost of $4.2 million and net changes in operating assets and liabilities.  We had net cash provided by operating activities of $16.1 million for the twelve months ended December 28, 2003, compared with net cash provided by operating activities of $13.2 million in 2002.

Investing Activities.  We had net cash provided by investing activities of $3.9 million for the twelve months ended December 26, 2004 compared with net cash used in investing activities of $6.1 million for the twelve months ended December 28, 2003.  The increase in cash provided by investing activities was primarily the result of the Sale-Leaseback Transaction, which generated approximately $12.1 million in net proceeds.  We had net cash used in investing activities of $6.1 million for the twelve months ended December 28, 2003 compared with net cash used in investing activities of $6.0 million for the twelve months ended December 29, 2002.  The increase in net cash used in investing activities was primarily the result of an increase in additions to property and equipment due to the replacement cost of property destroyed by fire in 2003.  Cash used in investment activities in January 2005 in connection with the Chevys Acquisition was $75.5 million (on a net cash basis at closing).  We expect to make capital expenditures totaling approximately $20.1 million in fiscal 2005, of which $12.5 million is expected to be spent on our restaurants other than Chevys Fresh Mex and Fuzio Universal Pasta restaurants and $7.6 million is expected to be spent on our Chevys Fresh Mex and Fuzio Universal Pasta restaurants.  The $12.5 million in capital expenditures expected to be spent on our restaurants other than Chevys Fresh Mex and Fuzio Universal Pasta restaurants includes approximately $6.2 million in maintenance capital expenditures and approximately $6.3 million to build four new El Torito or El Torito Grill restaurants.  In addition, we expect pre-opening expenses associated with these new El Torito units to be $0.7 million in fiscal 2005.  The $7.6 million in capital expenditures expected to be spent on our Chevys Fresh Mex and Fuzio Universal Pasta restaurants includes approximately $2.0 million related to upgrades to the Chevys POS system and $5.6 million for maintenance capital expenditures.  These and other similar costs may be higher in the future due to inflation and other factors.  We expect to fund the new El Torito restaurants and the other capital expenditures described above from cash flow from operations, available cash, available borrowings under our Senior Credit Facility, landlord contributions (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities.  We had net cash used in financing activities of $16.4 million for the twelve months ended December 26, 2004 compared with net cash used in financing activities of $8.6 million for the twelve months ended December 28, 2003.  The increase in net cash used in financing activities was primarily attributable to the retirement of long term indebtedness of $115.9 million and the payment of financing costs of $5.4 million attributable to the Notes, offset by the proceeds of the offering of the Notes.  We had net cash used in financing activities of $8.6 million for the twelve months ended December 28, 2003 compared with net cash used in financing activities of $6.6 million for the twelve months ended December 29, 2002.  The increase in cash used in financing activities was primarily attributable to increased debt payments in fiscal 2003 as the proceeds from the sale of the land and building of an owned property were used to retire indebtedness outstanding under our senior credit facility.  Cash used in financing activities in January 2005 in connection with the Chevys Acquisition was $75.5 million (on a net cash basis at closing), of which $75.0 million was borrowed under our new Senior Unsecured Credit Facility (as defined below) and $0.5 million was funded by cash-on-hand.

Debt and Other Obligations

Generally.  On March 31, 2004, we sold $105.0 million aggregate principal amount of Notes.  At the closing of the sale of the Notes, we used the proceeds from the sale of the Notes and the Sale-Leaseback Transaction to repay term loans then outstanding under our prior credit facility of $70.2 million and subordinated notes of $44.4 million in full, and entered into a new senior secured credit facility (the “Senior Credit Facility”).  In connection with the retirement of our term loans then outstanding, we took a charge of $4.7 million consisting of deferred financing costs and discounts on the retired debt and termination of an interest rate swap agreement at a cash cost of $0.2 million.

Senior Credit Facility.  Our Senior Credit Facility was initially comprised of a $15.0 million revolving credit facility, which had a $2.0 million sub-limit for letters of credit (the “Revolving Credit Facility”) and a $15.0 million letters of credit facility (the “Letters of Credit Facility”).  At the closing of the sale of the Notes, we utilized the Letters of Credit Facility in its entirety and utilized an additional $2.0 million from the Revolving Credit Facility to secure approximately $17.0 million in outstanding letters of credit, which serve as collateral for our various self-insured workers’ compensation and other insurance programs.  On January 11, 2005, concurrent with the closing of the Chevys Acquisition, we amended the Senior Credit Facility to, among other things, modify certain covenants, change the maturity date to June 30, 2008 (subject to extension to March 31, 2009 provided that the Senior Unsecured Credit Facility (as defined below) has been repaid and terminated in full on or prior to June 29, 2008), and increased the sub-limit for letters of credit availability under the Revolving Credit Facility from $2.0 million to $15.0 million (subject to an overall limitation of $30.0 million availability under the Senior Credit Facility).  At the closing of the Chevys Acquisition, we utilized an additional $6.4 million from the Revolving Credit Facility to secure assumed letters of credit which serve as collateral for Chevys’ workers’ compensation insurance programs and to guarantee performance under certain of Chevys’ operating leases.

Under our Senior Credit Facility, interest accrues based upon a total leverage ratio calculation. The interest under the Senior Credit Facility accrues, at our option, at either (i) the base rate of interest in effect from time to time, which is the higher of the lender’s prime rate as announced from time to time or the federal funds rate plus 0.50%, plus the current applicable margin of 1.75% or (ii) a London Inter Bank Offering Rate for deposits as reported by a generally recognized financial reporting service plus the current applicable margin of 4.0%. Our Senior Credit Facility is guaranteed by our subsidiaries and secured by, among other things, perfected first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and perfected first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets, with certain limited exceptions. The lien on the collateral securing the Senior Credit Facility is senior to the lien on the collateral securing the Notes and the guarantees of the Notes.

Our Senior Credit Facility contains various affirmative and negative covenants and restrictions, which among other things, requires us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  We are required to maintain certain cash flow ratios determined on an annual basis equal to (i) 1.40 to 1.00 for the period December 31, 2004 to December 31, 2005, (ii) 1.70 to 1.00 for the period January 1, 2006 to December 31, 2006, (iii) 1.80 to 1.00 for the period January 1, 2007 to December 31, 2007, and (iv) 1.90 to 1.00 for the period January 1, 2008 and thereafter until maturity.  Pursuant to the terms of the Senior Credit Facility, cash flow ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

Senior Unsecured Credit Facility.  Concurrently with the closing of the Chevys Acquisition, we entered into a $75.0 million senior unsecured credit facility (the “Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.  Our obligations under the Senior Unsecured Credit Facility are guaranteed by our subsidiaries.  Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at our option, at either (i) the greater of prime and the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%.  As of March 18, 2005, the interest rate on the term loan was 12.27%.

Our Senior Unsecured Credit Facility contains various affirmative and negative covenants, which among other things, requires us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Notes and the Senior Credit Facility).  We are required to maintain certain minimum interest coverage ratios ranging from (i) 1.75 to 1.00 for the four fiscal quarters ending on or prior to June 30, 2005, (ii) 1.85 to 1.00 for the four fiscal quarters ending on or prior to September 30, 2005 through March 31, 2006, (iii) 2.00 to 1.00 for the four fiscal quarters ending on or prior to June 30, 2006 through December 31, 2006, (iv) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (v) 2.30 to 1.00 thereafter until maturity.  Pursuant to the terms of the Senior Unsecured Credit Facility, interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period.

Senior Secured Notes due 2010.  Interest on the Notes accrues at a rate of 10% per annum and is payable semiannually on April 1 and October 1 of each year, commencing October 1, 2004.  The Notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing the Notes.  The Notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our Senior Credit Facility.  The indenture governing the Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets.  The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least (i) 2.25 to 1.00 in the case of any incurrence on or before April 1, 2006 and (ii) 2.50 to 1.00 in the case of any incurrence after April 1, 2006.  The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein).

We can redeem the Notes on or after April 1, 2007, except that we may redeem up to 35% of the Notes prior to April 1, 2007 with the proceeds of one or more public equity offerings.  We are required to redeem the Notes under certain circumstances involving a change of control.  Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of the Notes.

On June 9, 2004, we filed a registration statement with respect to notes having substantially identical terms as the Notes, as part of an offer to exchange registered notes for the Notes (the “Exchange Offer”).  We temporarily suspended and extended the Exchange Offer on October 27, 2004 in connection with the pending acquisition of Chevys.  As a result of the suspension of the Exchange Offer, pursuant to the terms of a registration rights agreement entered into with the initial purchasers of the Notes, we began paying additional interest on the Notes on November 5, 2004 at the rate of 0.25% per annum, which rate increased by an additional 0.25% per annum on February 24, 2005.  Such additional interest will continue to accrue (subject to further increase) until we complete the Exchange Offer.

Mortgage.  Concurrently with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage (the “Mortgage”) secured by the building and improvements of one of the restaurants acquired in the transaction. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April, 2015.

Capital Leases.  In connection with our acquisition of El Torito, we assumed capitalized lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million.  The capitalized lease obligations have a weighted average interest rate of 10.0%.  As of December 26, 2004, the principal amount due relating to capitalized lease obligations was $1.4 million.  Principal and interest payments on the capital lease obligations are due monthly and range from $1,100 to $7,500 per month.  The capital lease obligations mature between 2005 and 2027.

The following tables represent our contractual commitments as of December 26, 2004 associated with obligations pursuant to our operating leases, debt and other obligations discussed above and from our restaurant operating leases, on an actual basis, and on a pro-forma basis after giving effect to the Chevys Acquisition and related borrowings under our Senior Unsecured Credit Facility:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Contractual Obligations - Actual
Long Term Debt Obligations(1)	$105,063	$63	$—	$—	$105,000
Capital Lease Obligations	1,440	242	434	455	309
Operating Lease Obligations(2)	149,325	21,258	36,695	28,541	62,831
Purchase Obligations	7,133	2,378	4,755	—	—

Total	$262,961	$23,941	$41,884	$28,996	$168,140

Contractual Obligations - Pro-forma
Long Term Debt Obligations(3)	$180,879	$109	$114	$75,138	$105,518
Capital Lease Obligations	1,440	242	434	455	309
Operating Lease Obligations(2)	271,410	37,854	68,486	56,344	108,726
Purchase Obligations	23,891	4,772	9,543	4,788	4,788

Total	$477,620	$42,977	$78,577	$136,725	$219,341

(1)           Includes the Notes and obligations to a vendor.

(2)           In addition to the base rent, many of our leases contain percentage rent clauses, which obligate us to pay additional rents based on a percentage of sales, when sales levels exceed a contractually defined base.  We recorded such additional rent expenses of $2,150 in 2002, $2,144 in 2003 and $2,218 in 2004.  Operating Lease Obligations do not reflect potential renewals or replacements of expiring leases.

(3)           Includes the Notes, amounts outstanding under the Senior Unsecured Credit Facility, the Mortgage and obligations to a vendor.

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

Critical Accounting Policies

Our Company’s accounting policies are fully described in Note 2 of the Consolidated Financial Statements.  As disclosed in Note 2, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to property and equipment, impairment of long-lived assets, valuation of goodwill, self-insurance reserves, income taxes and revenue recognition.  We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate.  Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Property and Equipment

Property and equipment is recorded at cost.  Property and equipment is depreciated over the assets’ estimated useful lives using the straight-line method.  Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the related lease whichever is shorter.  The estimated useful lives for furniture, fixtures and equipment range from three to ten years.  The lives for buildings and leasehold improvements are the shorter of 20 years or the term (excluding renewal options) of the related operating lease.

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

During the years ended December 26, 2004, December 28, 2003, and December 29, 2002, our management determined that certain identified property and equipment was impaired and wrote it down by $0.2 million, $0.2 million and $1.4 million, respectively, to its estimated fair value by increasing accumulated depreciation and amortization and recording a loss on impairment of property and equipment.

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

Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models.  In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values.  A variance in the discount rate could have a significant impact on the valuation of the goodwill for purposes of the impairment test.  We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill.  Such events include, but are not limited to, strategic decisions made in response to economic environment on our customer base, or a material negative change in relationships with our customers.  Our annual impairment tests of goodwill were performed as of December 26, 2004 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed.

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

Income Taxes

Our Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realizable in future periods.  We have significant deferred tax assets, which are subject to periodic recoverability assessments. In accordance with SFAS No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $8.0 million and $19.3 million has been provided on deferred tax assets at December 26, 2004 and December 28, 2003, respectively. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carryforwards. The income tax provisions recorded for fiscal 2002 and 2003 represent the state taxes paid in those periods.  Due to the net operating loss for federal purposes, there was no federal tax provision in fiscal 2002, 2003 and 2004.  The tax benefit recorded in fiscal 2002 was due to a carry back allowed under the Job Creation and Worker Assistance Act of 2002. In evaluating future taxable income for valuation allowance purposes as of December 26, 2004, we concluded that it was appropriate to consider only income expected to be generated in fiscal 2005, 2006 and 2007. We believe that anticipating income for our Company beyond 2007 involves substantial risk and a reliable forecast of such income was not possible and, as a result, such income cannot be relied upon to support deferred tax assets under the “more likely than not” realization requirement in SFAS No. 109. We may be required to adjust the allowance, if, based on estimates of future income, we conclude that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced.

Revenue Recognition

Revenues from operations are recognized when sales occur.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (Revised) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123 (Revised) requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123 (Revised) is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 123 (Revised) will have an impact consistent with our disclosure included under SFAS No. 148 included in Note 8 of the notes to our consolidated financial statements included elsewhere in this report.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this statement effective January 1, 2006, and do not expect it to have a material impact on our financial position or results of operations.

Risk Factors

Food-borne illness incidents could reduce our restaurant sales.

We cannot guarantee that our internal controls and training at our restaurants and distribution and manufacturing facilities will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third party suppliers makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food borne illness incidents could be caused by third party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants.

Increases in the cost of ingredients could materially adversely affect our business, financial condition, results of operations and cash flows.

The cost, availability and quality of the ingredients we use to prepare our food and beverages are subject to a range of factors, many of which are beyond our control. Changes in the cost of such ingredients can result from a number of factors, including seasonality, political conditions, weather conditions, shortages of ingredients and other factors. If we fail to anticipate and react to increasing ingredient costs by adjusting our purchasing practices and menu price adjustments, our cost of sales may increase and our operating results could be adversely affected.

We depend upon frequent deliveries of food and other supplies.

Our ability to maintain consistent quality menu items depends in part upon our ability to acquire fresh food products and related items, including key ingredients used in the Mexican restaurant business such as avocados, from reliable sources in accordance with our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of food-borne diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which could adversely affect our business, financial condition, results of operations and cash flows.

We have contracts with a large number of suppliers of most food, beverages and other supplies for our restaurants. In addition, we distribute substantially all of the products we receive from suppliers through our distribution facility. If suppliers do not perform adequately or if any one or more of such entities seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our supply relationships or distribution operations for any reason, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. Our inability to replace our distribution operations and our suppliers in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food and other items that may cause our restaurants to remove certain items from a restaurant’s menu or temporarily close a restaurant. If we temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage or thereafter, as our customers may change their dining habits as a result.

We are vulnerable to changes in consumer preferences and economic and other conditions that could harm our business, financial condition, results of operations and cash flows.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities. Factors such as traffic patterns, weather conditions, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business, financial condition, results of operations and cash flows. There can be no assurance that consumers will continue to regard our products favorably or that we will be able to develop new products that appeal to consumer preferences, which could have a materially adverse affect on our business. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

Our business is highly sensitive to events and conditions in the State of California.

A majority of our restaurants are located in California. Because of this geographic concentration, we are susceptible to local and regional risks, such as energy shortages and related increased costs, increased government regulation, adverse economic conditions, adverse weather conditions, earthquakes and other natural disasters, any of which could have a material adverse effect on our business, financial condition and results of operations. In light of our current geographic concentration, adverse publicity relating to our restaurants could have a more pronounced adverse effect on overall sales than might be the case if our restaurants were more broadly dispersed.

There is intense competition in the restaurant industry.

The restaurant business is intensely competitive with respect to food quality, price value relationships, ambiance, service and location, and there are many well-established competitors with substantially greater financial, marketing, personnel and other resources. In addition, many of our competitors are well established in the markets where we operate. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts.

We intend to open additional restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are reviewing additional sites for potential future restaurants. Historically, there is a “ramp-up” period of time before we expect a new restaurant to achieve our targeted level of performance. This is due to higher operating costs caused by start-up and other temporary inefficiencies such as customer acceptance and unavailability of experienced staff. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our ability to:

•              find quality locations;

•              reach acceptable agreements regarding the lease or purchase of locations;

•              raise or have available an adequate amount of money for construction and opening costs;

•              timely hire, train and retain the skilled management and other employees necessary to meet staffing needs; and

•              obtain, for an acceptable cost, required permits and regulatory approvals.

We may not be able to attract enough customers to new restaurants because potential customers may be unfamiliar with our restaurants or the atmosphere or menu of our restaurants might not appeal to them. In addition, as part of our growth strategy, we intend to open new restaurants in our existing markets. Since we typically draw customers from a relatively small radius around each of our restaurants, the operating results and comparable unit sales for existing restaurants that are near the area in which a new restaurant opens may decline, and the new restaurant itself may not be successful, due to the close proximity of other restaurants and market saturation.

For these same reasons, many markets would not successfully support one of our restaurants. Our existing business support systems, management information systems, financial controls and other systems and procedures may be inadequate to support our expansion, which could require us to incur substantial expenditures that could materially adversely affect our operating results or cash flows.

Negative publicity relating to one of our restaurants could reduce sales at some or all of our other restaurants.

We are, from time to time, faced with negative publicity relating to food quality, restaurant facilities, health inspection scores, employee relationships or other matters at specific restaurants. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we are liable. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants. A similar risk exists with respect to totally unrelated food service businesses, if customers mistakenly associate such unrelated businesses with our own operations.

Uninsured losses could occur.

We have comprehensive insurance, including general liability and property (including business interruption) extended coverage. However, there are certain types of losses that may be uninsurable or that we believe are not economical to fully insure, such as earthquakes and other natural disasters. In view of the location of many of our existing and planned restaurants in California, our operations are particularly susceptible to damage and disruption caused by earthquakes. In the event of an earthquake or other natural disaster affecting our geographic area of operations, we could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties.

Changes in employment laws may adversely affect our business.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates and citizenship requirements. Significant additional government imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

•              minimum wages;

•              paid leaves of absence;

•              tax reporting; and

•              revisions in the tax payment requirements for employees who receive gratuities.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates or increases in the federal or applicable state minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including guest service and kitchen staff, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, full service casual dining segment restaurant operators have traditionally experienced relatively high employee turn over rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have been affected by increasing healthcare and workers’ compensation expenses impacting business in most industries including ours. To manage premium increases we have elected to self-insure. Higher deductibles could result in greater exposure to our operating results and liquidity. If we are exposed to material liabilities that are not insured it could materially adversely affect our financial condition and results of operations.

We may be locked into long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our current leases are non-cancelable and typically have initial terms of 10 to 20 years and one or more renewal terms of three or more years that we may exercise at our option. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. We may close or relocate the restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business. Additionally, the revenue and profit, if any, generated at a relocated restaurant may not equal the revenue and profit generated at the existing restaurant. Furthermore, in the past, we have been forced to close profitable restaurants due to the inability to renew a lease upon the expiration of its lease term and we expect this to occur from time to time in the future.

We face risks associated with government regulations.

We are subject to extensive government regulation at a federal, state and local government level. These include, but are not limited to, regulations relating to the preparation and sale of food and beverages, zoning and building codes, land use and employee, public health, sanitation and safety matters. We are required to obtain and maintain governmental licenses, permits and approvals. Difficulty or failure in obtaining them in the future could result in delaying or canceling the opening of new restaurants or could materially adversely affect the operation of existing restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In fiscal 2004, approximately 28% of our restaurant revenues was attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. Our restaurants are also subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us

The federal Americans with Disabilities Act and similar state laws prohibit discrimination on the basis of disability in public accommodations and employment. Mandated modifications to our facilities (or related litigation) in the future to make different accommodations for persons with disabilities could result in material unanticipated expenses.

Our distribution and manufacturing operations are subject to extensive regulation by the FDA, USDA and other state and local authorities. Our processing facilities and products are subject to periodic inspection by federal, state and local authorities. We cannot assure you, however, that we are in full compliance with all currently applicable governmental laws, or that we will be able to comply with any or all future laws and regulations. Failure by us to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition or results of operations.

We may be subject to significant liability should the consumption of any of our specialty products cause injury, illness or death.

We may be required to recall specialty products which we manufacture and co-package at our manufacturing facility in the event of contamination, product tampering, mislabeling or damage to our products. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to recall our products. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition or results of operations.

The failure to enforce and maintain our trademarks could materially adversely affect our ability to establish and maintain brand awareness.

We have registered or filed applications to register certain names used by our restaurants and our food manufacturing operations as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries, including the names Acapulco®, El Torito®, Real Mex Foods™, Chevys Fresh Mex® and Fuzio Universal Pasta®.  The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

There can be no assurance that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S.

We face risks associated with environmental laws.

We are subject to federal, state and local laws, regulations and ordinances that:

•              govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes; and

•              impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials.

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities resulting from lawsuits brought by private litigants, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our operating results would be materially adversely affected.

We depend on the services of key executives, the loss of whom could materially harm our business.

Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating and marketing our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could materially adversely affect our business until a suitable replacement could be found. We believe that they could not easily be replaced with executives of equal experience and capabilities. We do not maintain key person life insurance policies on any of our executives. See “Management.”

Compliance with regulation of corporate governance and public disclosure will result in additional expenses.

Keeping abreast of, and in compliance with, laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes Oxley Act of 2002 and related SEC regulations will require a significant amount of management attention and external resources. We are committed to observing high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We may make acquisitions or enter into similar transactions

We may expand by pursuing acquisitions, business combinations and joint ventures. We may encounter difficulties in integrating the expanded operations or entering into markets or conducting operations where we have no or limited prior experience. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources.

The integration of Chevys may result in substantial costs, delays and other problems.

Our future performance will depend heavily on our ability to integrate Chevys.  To integrate a newly acquired business such as Chevys, we must integrate restaurant resources and extend our financial and management controls and operating, administrative and information systems in a timely manner and on satisfactory terms and conditions.  We may not be able to successfully integrate Chevys or realize projected cost savings and synergies in connection with the Chevys Acquisition on the timetable contemplated or at all.

Furthermore, the costs of the Chevys Acquisition could significantly impact our short-term operating results. These costs could include:

•              restructuring charges associated with the Chevys Acquisition; and

•              non-recurring acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs.

The integration of Chevys will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of management’s attention from our ongoing business concerns.

Our substantial level of indebtedness could adversely affect our financial condition.

We have substantial indebtedness.  After giving pro forma effect to the Chevys Acquisition, as of December 26, 2004, we would have had approximately $182.3 million of indebtedness.  Subject to restrictions in the indenture for the Notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:

•              our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•              we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to use for operations and other purposes;

•              our high level of indebtedness could place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•              our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•              our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

We expect to use cash flow from operations to pay our expenses and amounts due under our outstanding indebtedness.  Our ability to make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, or to fund other liquidity needs.  If we do not have enough money, we may be required to refinance all or part of our then-existing debt, sell assets or borrow more money.  We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including the indenture for the Notes and our senior secured and unsecured credit facilities, may restrict us from adopting any of these alternatives.

The indenture for the Notes and our senior secured and unsecured credit facilities impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our current debt agreements impose, and future debt agreements may impose, significant operating and financial restrictions on us.  These restrictions will limit or prohibit, among other things, our ability to:

•              incur additional indebtedness;

•              repay indebtedness prior to stated maturities;

•              pay dividends on, redeem or repurchase our stock or make other distributions;

•              make acquisitions or investments;

•              create or incur liens;

•              transfer or sell certain assets or merge or consolidate with or into other companies;

•              enter into certain transactions with affiliates;

•              sell stock in our subsidiaries;

•              restrict dividends, distributions or other payments from our subsidiaries; and

•              otherwise conduct necessary corporate activities.

In addition, our senior secured and unsecured credit facilities require us to maintain compliance with specified financial covenants.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.  A breach of any of these covenants could result in a default in respect of the related indebtedness.  If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Bruckmann, Rosser, Sherril & Co., LLC and Jefferies Capital Partners together control our Company, and their interests may conflict with the interests of the holders of our indebtedness.

As a result of their stock ownership, Bruckmann, Rosser, Sherril & Co., LLC, or BRS, and Jefferies Capital Partners, or JCP, together own beneficially approximately 65.8% of our outstanding capital stock. By virtue of their stock ownership and the terms of the securities holders agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of our Company may differ from the interests of the holders of our indebtedness, and, as such, BRS and JCP may take actions which may not be in the interests of the holders of our indebtedness. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of the holders of our indebtedness. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our indebtedness.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in fiscal years 2002, 2003 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. We currently do not have any borrowings outstanding under our Revolving Credit Facility. We currently have $75.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates, as of January 11, 2005, would have a net after tax impact of $0.9 million on earnings in fiscal 2005.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                The audited consolidated financial statements are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Real Mex Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Real Mex Restaurants, Inc. and its subsidiaries (the Company) as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Mex Restaurants, Inc. and its subsidiaries at December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Los Angeles, California

March 4, 2005

Real Mex Restaurants, Inc.

Consolidated Balance Sheets

(In Thousands, Except For Share Data)

	December 26, 2004	December 28, 2003

Assets
Current assets:
Cash and cash equivalents	$10,690	$2,605
Trade receivables, net	4,312	3,460
Other receivables	157	1,355
Inventories	6,616	5,558
Prepaid expenses and supplies	3,754	3,641
Deferred tax asset	1,371	—
Total current assets	26,900	16,619

Property and equipment, net	35,848	46,620
Goodwill, net	105,387	105,387
Deferred charges	5,003	2,094
Deferred tax asset	7,769	—
Other assets	6,044	2,300
Total assets	$186,951	$173,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$42,505	$38,242
Current portion of long-term debt	63	7,690
Current portion of capital lease obligations	242	470
Total current liabilities	42,810	46,402

Long-term debt, less current portion	105,000	105,107
Capital lease obligations, less current portion	1,198	1,432
Other liabilities	8,094	4,218
Total liabilities	157,102	157,159

Commitments and contingencies

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12 1/2% Cumulative Compounding Preferred Stock – 15,881 and 15,919 shares issued and outstanding at December 26, 2004 and December 28, 2003, respectively; liquidation preference of $29,644 and $26,419 at December 26, 2004 and December 28, 2003, respectively	29,644	26,419
Series B, 13.5% Cumulative Compounding Preferred Stock – 10,722 and 10,746 shares issued and outstanding at December 26, 2004 and December 28, 2003, respectively; liquidation preference of $20,970 and $18,520 at December 26, 2004 and December 28, 2003, respectively	20,970	18,520
Series C, 15% Cumulative Compounding Preferred Stock – 14,975 shares issued and outstanding at December 26, 2004 and December 28, 2003, respectively; liquidation preference of $46,544 and $40,416 at December 26, 2004 and December 28, 2003, respectively	46,544	40,416
Common Stock, $.001 par value, 2,000,000 shares authorized, 274,523 and 275,103 shares issued and outstanding at December 26, 2004 and December 28, 2003, respectively	1	1
Warrants	4,027	4,027
Notes receivable from stockholders	—	(484)
Additional paid-in capital	16,202	16,255
Accumulated deficit	(87,539)	(89,293)
Total stockholders’ equity	29,849	15,861
Total liabilities and stockholders’ equity	$186,951	$173,020

See accompanying notes.

Real Mex Restaurants, Inc.

Consolidated Statements of Operations

	Years Ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In Thousands)
Revenues:
Restaurant revenues	$314,157	$307,278	$310,094
Other revenues	10,787	4,714	2,285

Total revenues	324,944	311,992	312,379

Costs and expenses:
Cost of sales	80,839	77,555	77,867
Labor	118,888	116,269	116,156
Direct operating and occupancy expenses	76,760	74,938	74,315
General and administrative expenses	17,725	15,201	14,670
Depreciation	11,837	11,732	11,872
Pre-opening costs	295	1	292
Loss on impairment of property and equipment	167	233	1,404

Operating income	18,433	16,063	15,803

Other income (expense):
Casualty gain	997	639	—
Interest expense	(12,528)	(13,372)	(14,354)
Debt termination costs	(4,677)	—	—
Other income (expense), net	2,321	(15)	808

Total other income (expense), net	(13,887)	(12,748)	(13,546)
Income before income tax (benefit) provision	4,546	3,315	2,257
Income tax (benefit) provision	(9,070)	109	(278)

Net income	13,616	3,206	2,535
Redeemable preferred stock accretion	(11,862)	(10,409)	(9,267)

Net (loss) income attributable to common stockholders	$1,754	$(7,203)	$(6,732)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 26, 2004, December 28, 2003 and December 29, 2002
(in thousands, except for share data)

	Series A Redeemable Preferred Stock	Series B Redeemable Preferred Stock	Series C Redeemable Preferred Stock	Common Stock		Warrants	Notes Receivable from Stockholders	Additional Paid-in Capital	Accumulated Deficit	Total
				Shares	Amount
Balance at December 30, 2001	$20,990	$14,451	$30,382	276,282	$1	$4,027	$(1,067)	$16,327	$(75,358)	$9,753
Redemption of Series A Redeemable Preferred Stock	(21)	—	—	—	—	—	—	—	—	(21)
Redemption of Series B Redeemable Preferred Stock	—	(14)	—	—	—	—	—	—	—	(14)
Repurchase of Common Stock	—	—	—	(356)	—	—	—	(15)	—	(15)
Interest receivable increase on stockholder notes	—	—	—	—	—	—	(57)	—	—	(57)
Payment from stockholders on notes receivable	—	—	—	—	—	—	361	—	—	361
Accretion on redeemable preferred stock	2,594	1,936	4,737	—	—	—	—	—	(9,267)	—
Net income	—	—	—	—	—	—	—	—	2,535	2,535
Balance at December 29, 2002	23,563	16,373	35,119	275,926	1	4,027	(763)	16,312	(82,090)	12,542
Redemption of Series A Redeemable Preferred Stock	(50)	—	—	—	—	—	—	—	—	(50)
Redemption of Series B Redeemable Preferred Stock	—	(34)	—	—	—	—	—	—	—	(34)
Redemption of Series C Redeemable Preferred Stock	—	—	(25)	—	—	—	—	—	—	(25)
Repurchase of Common Stock	—	—	—	(823)	—	—	—	(57)	—	(57)
Interest receivable increase on stockholder notes	—	—	—	—	—	—	(45)	—	—	(45)
Payment from stockholders on notes receivable	—	—	—	—	—	—	324	—	—	324
Accretion on redeemable preferred stock	2,906	2,181	5,322	—	—	—	—	—	(10,409)	—
Net income	—	—	—	—	—	—	—	—	3,206	3,206
Balance at December 28, 2003	26,419	18,520	40,416	275,103	1	4,027	(484)	16,255	(89,293)	15,861
Redemption of Series A Redeemable Preferred Stock	(35)	—	—	—	—	—	—	—	—	(35)
Redemption of Series B Redeemable Preferred Stock	—	(24)	—	—	—	—	—	—	—	(24)
Redemption of Series C Redeemable Preferred Stock	—	—	—	—	—	—	—	—	—	—
Repurchase of Common Stock	—	—	—	(580)	—	—	—	(53)	—	(53)
Interest receivable decrease on stockholder notes	—	—	—	—	—	—	22	—	—	22
Payment from stockholders on notes receivable	—	—	—	—	—	—	462	—	—	462
Accretion on redeemable preferred stock	3,260	2,474	6,128	—	—	—	—	—	(11,862)	—
Net income	—	—	—	—	—	—	—	—	13,616	13,616
Balance at December 26, 2004	$29,644	$20,970	$46,544	274,523	$1	$4,027	$—	$16,202	$(87,539)	$29,849

See accompanying notes.

Real Mex Restaurants, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 26, 2004	December 28, 2003	December 29, 2002
	(In Thousands)

Operating activities
Net income	$13,616	$3,206	$2,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,837	11,732	11,872
Amortization of:
Deferred financing	929	760	741
Debt discount	114	446	446
(Gain) loss on disposal of property and equipment	(384)	135	(66)
Deferred tax asset	(9,140)	—	—
Debt termination costs	4,247	—	—
Casualty gain	(997)	(639)	—
Impairment of property and equipment	167	233	1,404
Changes in operating assets and liabilities:
Trade and other receivables	346	166	104
Inventories	(1,058)	(871)	(704)
Prepaid expenses and supplies	(113)	(540)	1,630
Other assets	(3,744)	(720)	18
Deferred charges	(48)	—	40
Accounts payable and accrued liabilities	4,670	2,076	(4,228)
Income taxes	—	—	(50)
Other liabilities	96	124	(568)
Net cash provided by operating activities	20,538	16,108	13,174

Investing activities
Additions to property and equipment	(9,241)	(6,962)	(5,992)
Proceeds from sale of property and equipment	13,170	857	—
Net cash (used in) provided by investing activities	3,929	(6,105)	(5,992)

Financing activities
Borrowings under long-term debt agreements	105,000	2,449	2,633
Payments on long-term debt agreements	(116,064)	(11,161)	(9,362)
Payments received on stockholder loans for stock subscription notes	462	324	361
Repurchase of Common Stock	(53)	(57)	(15)
Redemption of Series A Redeemable Preferred Stock	(35)	(50)	(21)
Redemption of Series B Redeemable Preferred Stock	(24)	(34)	(14)
Redemption of Series C Redeemable Preferred Stock	—	(25)	—
Payment of financing costs	(5,690)	—	(120)
Interest receivable (increase) decrease on stockholder loans	22	(45)	(57)
Net cash used in financing activities	(16,382)	(8,599)	(6,595)
Net increase in cash and cash equivalents	8,085	1,404	587

Cash and cash equivalents at beginning of year	2,605	1,201	614
Cash and cash equivalents at end of year	$10,690	$2,605	$1,201

Supplemental disclosure of cash flow information
Interest paid	$9,369	$10,711	$9,362
Income taxes (refunded) paid	$70	$111	$(227)

Supplemental disclosure of non-cash investing and financing activities
Deferral of gain on sale-leaseback recorded in other liabilities	$3,927	—	—
In-kind accrued interest transferred to debt	$407	$1,358	$1,450

See accompanying notes.

Real Mex Restaurants, Inc.

Notes to Consolidated Financial Statements

December 26, 2004

(Dollars in thousands, except share amounts)

1.  Organization

Basis of Presentation

Real Mex Restaurants, Inc., a Delaware Corporation (together with its subsidiaries, the “Company”), was formed on May 15, 1998, to acquire the stock of Acapulco Restaurants, Inc. (Acapulco) from Restaurant Associates Corp. (Restaurant Associates). Effective February 24, 2004, the Company changed its name from Acapulco Acquisition Corp. to Real Mex Restaurants, Inc.

On June 28, 2000, the Company acquired all of the outstanding stock of El Torito Restaurants, Inc. (El Torito), a then 95-unit chain of full service Mexican restaurants located primarily in California, from Prandium, Inc. The El Torito acquisition was accounted for in accordance with the purchase method of accounting.

Nature of Business

The Company is engaged in the business of owning and operating restaurants, primarily under the names Acapulco Mexican Restaurant Y Cantina and El Torito. At December 26, 2004, the Company, primarily through its major subsidiaries (Acapulco and El Torito), owned and operated 125 restaurants, of which 113 were in California and the remainder in six other states. The Company’s other major subsidiary, Real Mex Foods, Inc. (RMF), provides internal production, purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers.

2.  Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year End

The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December. The years ended December 26, 2004, December 28, 2003 and December 29, 2002 each consist of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances in bank accounts and investments with a maturity of three months or less at the time of purchase.

Receivables

Receivables consist primarily of amounts due from credit card companies and are generally settled in the week following the transaction date. Receivables are stated net of an allowance for doubtful accounts of $87, $86 and $199 at December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

Inventories

Inventories, consisting primarily of food and beverages, are carried at the lower of cost (first-in, first-out method) or market.

Supplies

The initial purchase of expendable equipment, when a restaurant is first opened, such as china, glass and silverware, is set up as permanent supplies and is not amortized. Replacements of permanent supplies are expensed.

Pre-Opening Costs

Pre-opening costs incurred with the start-up of a new restaurant, or the conversion of an existing restaurant to a different concept, are expensed as incurred.

Property and Equipment

Property and equipment is depreciated over its estimated useful life using the straight-line method for financial reporting purposes. Costs of leasehold rights and improvements and assets held under capital leases are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the non-cancelable term of their underlying leases. Depreciation expense includes the amortization of assets held under capital leases.

Goodwill

The Company accounts for goodwill under Statement of Financial Accounting Standards (SFAS) No. 142. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test during the last quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company considers the reporting unit level to be the company level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. The Company calculates the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of the reporting unit is estimated based upon discounting the future available debt-free net cash flows to present value at an appropriate rate of return. This approach represents a quantification of the future dividend paying capacity of the business being appraised. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.”  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company performed an annual assessment of impairment of goodwill by applying fair-value based tests and has determined that no impairment existed as of November 21, 2004.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During the years ended December 26, 2004, December 28, 2003 and December 29, 2002, management of the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $167, $233 and $1,404, respectively, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired.

Liquor Licenses

Transferable liquor licenses, which have a market value, are carried at the lower of aggregate acquisition cost or market and are not amortized.

Deferred Charges

Deferred charges consist of deferred financing costs. Deferred charges at December 26, 2004, consist of deferred financing costs of $4,410 related to the sale of $105,000 aggregate principal, amount of 10% Senior Secured Notes due 2010 and $593 related to the $30,000 Amended and Restated Revolving Credit Agreement. Amounts capitalized related to financing costs are amortized over the lives of the respective long-term borrowings using the effective-interest method and are included in interest expense in the accompanying consolidated statements of operations. The following table shows amortization expense for the five years after December 26, 2004:

	2005	2006	2007	2008	2009	Thereafter

Financing costs	$977	$977	$977	$977	$865	$230

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, income taxes are accounted for using the liability method.

Revenue Recognition

Revenues from the operation of restaurants are recognized when sales occur. Real Mex Foods revenues from sales to third parties are recognized upon delivery, when title transfers to the customer and are included in other revenues.

Gift Certificates and Gift Cards

The Company records deferred revenue, included in accounts payable, for gift certificates and gift cards outstanding until redeemed. At December 26, 2004 and December 28, 2003, deferred revenue attributable to gift certificates and gift cards was $3,246 and $3,153, respectively.

Segment Information

The Company operates 125 restaurants through its two restaurant operating subsidiaries, providing similar products to similar customers. These restaurants possess similar economic characteristics resulting in similar long-term expected financial characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based upon its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its 125 operations into a single reporting segment called restaurant operations.

Promotion and Advertising Expense

The cost of promotion and advertising is expensed as incurred. The Company incurred $5,728, $5,655 and $6,494 in promotion and advertising expense during the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

Operating Leases

The Company accounts for operating leases on a straight-line basis in accordance with SFAS No. 13, “Accounting for Operating Leases.” The Company leases restaurant and office facilities that have terms with expirations in 2005 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. At December 26, 2004 and December 28, 2003, deferred rent amounted to $2,862 and $2,557, respectively, which is included in long-term liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit.  Most of the Company’s restaurants are located in California. As a result, the Company may be susceptible to adverse trends and economic conditions in California.

Fair Value of Financial Instruments

The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt.  The estimated fair value of the Notes (as defined in Note 5) at December 26, 2004, based on quoted market prices, was $109,200.  Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (Revised) supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123 (Revised) requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123 (Revised) is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company believes that the implementation of the provisions of SFAS No. 123 (Revised) will have an impact consistent with our disclosure included under SFAS No. 148 included in Note 8 of the notes to consolidated financial statements.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this statement effective January 1, 2006, and does not expect it to have a material impact on the Company’s financial position or results of operations.

3.  Property and Equipment

Property and equipment consists of the following:

	December 26, 2004	December 28, 2003

Land	$2,105	$6,396
Buildings and improvements	4,984	9,258
Furniture, fixtures and equipment	52,073	49,994
Leasehold rights and leasehold improvements	38,218	34,978
	97,380	100,626
Less accumulated depreciation and amortization	(61,532)	(54,006)
	$35,848	$46,620

4.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 26, 2004	December 28, 2003
Trade accounts payable	$12,050	$11,306
Accrued self-insurance reserves	13,143	12,994
Payroll and related liabilities	8,861	7,300
Rent and occupancy expenses	1,003	997
Sales taxes	2,530	2,482
Accrued interest	2,680	506
Related party payables	147	1,065
Other	2,091	1,592
	$42,505	$38,242

5.  Long-Term Debt

Long-term debt consists of the following:

	December 26, 2004	December 28, 2003
Senior A term loan due 2005	$—	$19,230
Senior B term loan due 2007	—	32,429
Senior C term loan due 2007	—	18,339
Subordinated notes due 2008	—	20,270
Subordinated notes due 2009	—	21,483
Senior secured notes due 2010	105,000	—
SBA debt	—	246
Insurance notes	—	737
Other	63	63
	105,063	112,797
Less current portion	(63)	(7,690)
	$105,000	$105,107

On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010 (the Notes). Interest on the Notes is payable semiannually on April 1 and October 1 each year and commenced October 1, 2004. The proceeds of the Notes were used to repay the Senior A, B and C term loans, the Subordinated Debt and the fees associated with the sale of the Notes. Concurrent with the retirement of the Subordinated notes and the Senior A, B and C term loans, the Company wrote off the unamortized cost of the associated deferred debt fees in the amount of $4,247 and paid $430 in termination costs which are included in debt termination costs in the consolidated statements of operations. The terms of the Notes include financial and other covenants, all of which the Company was in compliance with at December 26, 2004. The Notes include a provision that required the Company to commence an exchange offer to exchange the originally issued notes for new registered notes by October 27, 2004. The Company suspended and extended the exchange offer on October 22, 2004 as a result of its then pending acquisition of Chevys, Inc. as more fully described in Note 13. As a result of the suspension of the exchange offer and under the terms of the Notes, the interest rate on the Notes was increased to 10.25% on November 5, 2004, and increased to 10.50% on February 24, 2005.

The Company had a Revolving Credit and Term Loan Agreement, as amended on November 30, 2001, with a banking syndicate providing for a $24,000 revolving Line of credit (the Line), a $38,000 Senior A term loan, a $34,500 Senior B term loan, and a $17,500 Senior C term loan (collectively, Senior Debt). The Line had a $17,000 sub-limit for stand-by letters of credit as of December 28, 2003. No amounts were outstanding under the Line as of December 28, 2003.

On March 31, 2004, the Company retired the existing Revolving Credit and Term Loan Agreement as amended on November 30, 2001, and entered into a new Amended and Restated Revolving Credit Agreement (the New Line) providing for $30,000 of Senior Secured Credit Facilities with a lead bank acting as Lead Arranger and Administrative Agent. The New Line includes a $15,000 letter of credit facility and a $15,000 revolving credit facility, with a $6,000 sub-limit for letters of credit. No amounts were outstanding under the New Line as of December 26, 2004. The terms of the Amended and Restated Credit Agreement include financial and other covenants, all of which the Company was in compliance with at December 26, 2004.

Interest rates for the New Line, the Notes, the Line and the Senior Debt are shown in the following table:

	December 26, 2004	December 28, 2003
New Line	7.25%	—
Line	—	6.00%
Senior secured notes due 2010	10.25%	—
Senior A term loan due 2005	—	4.94%
Senior B term loan due 2007	—	5.44%
Senior C term loan due 2007	—	10.44%

On June 28, 2000, a separate loan agreement was entered into which provided for two Subordinated Notes; one for $23,000 and one for $20,000 (collectively, Subordinated Notes). In connection with the issuance of the Subordinated Notes, the Company issued warrants to purchase 43,773 shares of its Common Stock at an exercise price of $0.01 per share. The warrants are exercisable during the 10-year period following the date of issuance. The value of the warrants of $4,027 was recorded as additional paid-in capital and reduced the carrying value of the Subordinated Notes. The discount on the notes is being amortized to interest expense over the term of the Subordinated Notes using the effective-interest method and is included in interest expense on the accompanying consolidated statements of operations. This debt was repaid on March 31, 2004.  In conjunction with the retirement of the related debt, these costs were written off and are included as debt termination costs in other income (expense) in the consolidated statements of operations. Management, based on estimates of future cash flows and other assumptions, determined the original value of the Company’s warrants. Amortization expense of the discounts amounted to approximately $114 for the year ended December 26, 2004 and $446 for each of the years ended December 28, 2003 and December 29, 2002.

Effective October 1, 2002, in order to convert a portion of its outstanding debt to a fixed rate, the Company entered into an interest rate swap agreement with a financial institution initially covering $17,525 of its long-term debt, with a notional amount of $14,438 at December 28, 2003. This agreement effectively guaranteed that the base interest rate on the Company’s covered outstanding long-term debt would be 2.42%. This agreement was terminated concurrent with the retirement of the Senior Debt on March 31, 2004, with a termination cost of $430, which is included in debt termination costs in the consolidated statements of operations.

The maturity of long-term debt for the fiscal years succeeding December 26, 2004, is as follows:

2005	$63
2006	—
2007	—
2008	—
2009	—
Thereafter	105,000
105,063
Less current portion	(63)
$105,000

6. Capitalization

Common Stock

The Company is authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of Class B Common Stock are identical to Class A Common Stock except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. At December 26, 2004 and December 28, 2003, there were 258,656 and 259,236 shares, respectively, issued and outstanding of Class A Common Stock and at December 26, 2004 and December 28, 2003, there were 15,867 shares issued and outstanding of Class B Common Stock.

Redeemable Preferred Stock

The Company is authorized to issue 100,000 shares of nonvoting $0.001 par value Redeemable Preferred Stock. Shares are issued upon approval of the board of directors and are redeemable at any time at the option of the Company.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) have a liquidation preference of $1 per share plus accumulated dividends associated with each share. With respect to dividend rights and rights of liquidation, Series A ranks senior to all classes of Common Stock and Series B. Series B ranks senior to all classes of Common Stock.

Series C 15% Cumulative Compounding Participating Preferred stock (Series C) ranks senior with respect to payment of dividends, liquidation, and redemption to all other series of preferred stock and common stock of the Company. The Series C has a liquidation preference equal to two times the original issue price of $1 per share, plus accreted dividends. As a result of the liquidation preference, the Series C has been recorded at liquidation value at the date of issuance. Holders of Series C are entitled to receive, in addition to the liquidation preference, an amount equal to 40% of any amounts that would otherwise be available to the holders of Common Stock in the event of a liquidation or sale of the Company.

The liquidation preference on the Series A, Series B and Series C accretes at the stated rates on the liquidation preference value; dividends (representing accreted liquidation preference) are to be paid from legally available funds, when and if declared by the board of directors. If dividends are not declared, a dividend will continue to accrue and will be paid as dividends only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the Preferred Stock. Accretion of the liquidation preference on the Redeemable Preferred Stock was $11,861 and $10,409, during the years ended December 26, 2004 and December 28, 2003, respectively, and is reflected in the consolidated statements of stockholders’ equity as an increase in the preferred stock values and an increase in the accumulated deficit.

Net income (loss) attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces net income or increases net loss attributable to common stockholders for the relevant periods.

No shares of Redeemable Preferred Stock were issued during the years ended December 26, 2004 and December 28, 2003.

Stock Option Plans

The Company’s 1998 and 2000 Stock Option Plans (the Plans) have authorized the grant of options to certain employees, directors and independent contractors for up to 12,000 and 100,000 shares, respectively, of the Company’s Common Stock. All options granted under both Plans have 10-year terms.

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. In December 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

For option grants prior to 2004, the Plans provide for 50% of the options to become exercisable based on “annual vesting,” with 10% of the grant vesting per year during the first five years after the grant date, and the remaining 50% to become exercisable based on a “cliff vesting” schedule. The 50% portion of the option shares with the cliff vesting feature will 1) vest at an accelerated rate of 20% per year (i.e., 10% of the total options granted), provided that the equity of the Company (as defined in the Plans) is greater than or equal to the specified annual targets, 2) on any vesting anniversary date, the cumulative unvested shares through that date would vest if the required threshold is met, and 3) if after the fifth anniversary date the required threshold is not met, unvested options shall expire and terminate. For options grants in 2004, the Plan provides for 20% of the option grants to become exercisable each year on the anniversary date of the grants.

A summary of the Company’s stock option activity and related information is as follows:

	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price

Outstanding – December 30, 2001	7,600	$10.00	33,404	$92.00

Granted	—	—	13,000	5.00
Exercised	—	—	—	—
Canceled	(750)	10.00	(2,569)	92.00
Outstanding – December 29, 2002	6,850	10.00	43,835	66.20
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(800)	10.00	(1,101)	92.00
Outstanding – December 28, 2003	6,050	10.00	42,734	65.53
Granted	—	—	39,700	0.01
Exercised	—	—	—	—
Canceled	(800)	10.00	(2,937)	92.00
Outstanding – December 26, 2004	5,250	$10.00	79,497	$31.83

Exercisable at December 26, 2004	5,250	$10.00	18,320	$61.13

Pro forma information regarding net income is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options at fair value. The fair value of the option grant is estimated on the date of grant using the minimum-value method. The weighted-average remaining contractual life of the 1998 options is four years and the weighted-average fair value of the options is $0 per share. The weighted-average remaining contractual life of the 2000 options is eight years and the weighted-average fair value of the options is $0 per share.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Under SFAS No. 148, the Company would have incurred no additional compensation expense for the years ended December 26, 2004, December 28, 2003 and December 29, 2002.

7. Income Taxes

The income tax (benefit) provision consists of the following:

	December 26, 2004	December 28, 2003	December 29, 2002
Current:
Federal	$—	$—	$(334)
State	70	109	56
	70	109	(278)
Deferred:
Federal	2,113	4,129	(2,230)
State	35	376	(245)
	2,148	4,505	(2,475)
	2,218	4,614	(2,753)
Change in valuation allowance	(11,288)	(4,505)	2,475
	$(9,071)	$109	$(278)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance has been established against a portion of the net deferred tax assets. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 26, 2004	December 28, 2003
Deferred tax assets:
Federal net operating loss carryforwards	$2,286	$2,870
State net operating loss carryforwards	231	—
Goodwill	7,383	8,304
Accrued expenses not currently deductible	4,140	3,410
Interest not yet deductible	—	693
Tax credit carryforward	411	411
Property and equipment basis difference	10,664	8,941
Deferred rent	750	598
Gift certificates and other deferred income	720	679
Other	338	485
Total deferred tax assets	$26,923	$26,391

	December 26, 2004	December 28, 2003
Deferred tax liabilities:
Prepaid expenses	$(890)	$(852)
Goodwill	(7,685)	(4,734)
State taxes	(1,160)	(1,195)
Other	—	(274)
Total deferred tax liabilities	(9,735)	(7,055)
Net deferred tax assets	17,188	19,336

Less valuation allowance	(8,048)	(19,336)
	$9,140	$—

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	December 26, 2004	December 28, 2003	December 29, 2002

Income tax at U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income tax	5.8	2.2	1.6
Valuation allowance	(252.2)	(40.1)	94.2
Other	9.7	7.2	(127.3)
AMT federal	—	—	(14.8)
Effective tax rate	(202.7)%	3.3%	(12.3)%

In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance of $8,048 and $19,336 has been provided on deferred tax assets at December 26, 2004 and December 28, 2003, respectively. The amount of deferred tax assets considered realizable was determined based on future reversals of existing taxable temporary differences and future taxable income, exclusive of reversing temporary differences and carryforwards.

In evaluating future taxable income for valuation allowance purposes at December 26, 2004, the Company concluded that it was appropriate to consider only income expected to be generated in 2005, 2006 and 2007. Anticipating income for the Company beyond 2007 involves substantial risk and a reliable forecast of such income was not possible and, as a result, the Company believed such income could not be relied upon to support deferred tax assets under the more likely than not realization requirement in SFAS No. 109. The Company may be required to adjust the allowance, if, based on estimates of future income, the Company concludes that all or a portion of the valuation allowance is no longer warranted. A reduction in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is reduced.  For the year ended December 26, 2004, the Company reduced the valuation allowance and recorded an income tax benefit of $9,140 in accordance with SFAS No. 109.

For tax purposes, the excess of the purchase price at the time of the Acapulco and the El Torito acquisitions has been accounted for as amortizable goodwill.

At December 26, 2004 and December 28, 2003, the Company had a federal net operating loss carryforward of $6,723 and $7,176, respectively, which will begin to expire in 2014. In addition, at December 26, 2004 and December 28, 2003, the Company had a state net operating loss carryforward of $3,850 and $4,251, respectively, which will begin to expire in 2010.

8. Commitments and Contingencies

Commitments

The Company leases restaurant and office facilities that have terms with expirations in 2005 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Additionally, the Company leases several properties that are not being operated by the Company. Several of those properties are subleased.

The Company leases certain leasehold improvements under agreements that are classified as capital leases. The cost of leasehold improvements under capital leases is included in the balance sheets as property and equipment and was $3,183 and $3,315 at December 26, 2004 and December 28, 2003, respectively. Accumulated amortization of the leased leasehold improvements was $2,590 and $2,368 at December 26, 2004 and December 28, 2003, respectively. Amortization of assets under capital leases is included in depreciation expense.

The minimum annual lease commitment and subtenant income of the Company for the years succeeding December 26, 2004 is approximately as follows:

	Capital Lease Obligations	Minimum Lease Commitments	Sublease Income	Net Lease Commitments

2005	$374	$20,132	$(473)	$20,033
2006	320	17,696	(365)	17,651
2007	313	15,640	(177)	15,776
2008	313	13,827	(166)	13,974
2009	248	11,353	(166)	11,435
Thereafter	515	51,522	(201)	51,836

Total minimum lease payments	2,083	$130,170	$(1,548)	$130,705
Less: Amount representing interest	(643)
Present value of net minimum capital lease payments	1,440
Less: Current maturities of capital lease obligations	(242)
Long-term capital lease obligations	$1,198

The Company is contingently liable for leases on sold or assigned premises for $6,111 as of December 26, 2004.

Some of the above leases provide for additional rentals based on a percentage of revenues. The following table summarizes the rental expense, percentage rent expense above minimum rent and net sublease income:

	December 26, 2004	December 28, 2003	December 29, 2002

Rental expense	$23,285	$21,632	$21,633
Percentage rent expense above minimum rent (included in rental expense)	2,218	2,144	2,150
Net sublease income	813	951	1,181

Litigation

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially affect the consolidated financial position, results of operations or cash flows of the Company.

Self-Insurance

Upon the acquisition of El Torito, the Company assumed the liabilities relating to El Torito’s self-insured retention insurance programs (general liability and workers’ compensation) for years dating back to 1987. The Company continued these self-insured programs following the acquisition of El Torito. In May 2001, the Company also added Acapulco to the programs, resulting in all general liability and workers’ compensation claims being self-insured from May 2001 forward. Amounts estimated to be ultimately payable with respect to existing claims under these programs have been accrued and are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Estimated liabilities related to the self-insured claims were $13,143 and $12,994 as of December 26, 2004 and December 28, 2003, respectively.

The Company is also required to maintain collateral securing future payment under the self-insured retention insurance programs. As of December 26, 2004 and December 28, 2003, this collateral consisted of $18,804 and $14,163 of stand-by letters of credit, respectively, and surety bonds of $0 and $2,950 at December 26, 2004 and December 28, 2003, respectively.

9.  Related Party Transactions

Subsequent to July 13, 1998, the Company entered into a management agreement with two of its stockholders. Effective June 28, 2000, the management agreement was amended. Under the terms of the amended agreement, the two principal stockholders are to be paid fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. Charges relating to the agreement of $302, $308 and $294 have been expensed in the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

Effective July 1, 2000, the Company entered into a management agreement with Restaurant Associates to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal. The management agreement called for the payment of $800 to Restaurant Associates in the first year and $1,000 per year thereafter. The agreement was amended effective October 1, 2001, reducing the annual compensation payment to $250 per year. These services were performed by employees of Restaurant Associates, two of whom sit on the Board of the Company. The agreement was cancelled on March 31, 2004. Expenses relating to these agreements of $74, $250 and $250 were recorded as general and administrative expense for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

Notes receivable from stockholders consisted of amounts due from stockholders related to the acquisition of the Company’s Common and Preferred Stock. The notes bore interest at 8.0%. Principal and unpaid simple interest was due in four installments, commencing June 28, 2001, and ending on June 28, 2004. The notes were repaid in full on June 28, 2004.

10. Employee Benefit Plan

The Company is the sponsor for a defined contribution plan (401(k) plan) for certain of the Company’s qualified employees, as defined. Participants may contribute from 1% to 15% of pre-tax compensation, subject to certain limitations. The plan provides for certain discretionary contributions by the Company. The Company has recorded contribution expense of $188, $195 and $216 during the years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

11. Casualty Gain

In 2003, two of the Company’s restaurants were partially destroyed by fire. The loss, covered by the Company’s replacement cost property insurance, resulted in gains of $997 and $639 during the years ended December 26, 2004 and December 28, 2003, respectively, and is presented as casualty gain in the consolidated statements of operations. The gains include business interruption proceeds and gain on property replacement.

12. Sale Leaseback Transaction

On March 31, 2004, the Company sold and leased back the land and building underlying five of the Company’s restaurants for total net proceeds of $12,012 (the Sale-Leaseback Transaction). The Sale-Leaseback Transaction resulted in a deferred gain of $3,927 that is being amortized over the lives of the related leases. For the year ended December 26, 2004, the Company recognized $147 of the deferred gain which was recorded in other income (expense) net.

The leases underlying the Sale-Leaseback Transaction have initial 20-year non-cancelable terms and qualify for operating lease treatment. The proceeds of the Sale-Leaseback Transaction were used to repay a portion of the Senior A, B and C term loans.

13. Subsequent Events (Unaudited)

On January 11, 2005, the Company purchased substantially all of the assets of Chevys, Inc. and certain of its subsidiaries (the Sellers) out of the Sellers’ Chapter 11 bankruptcy proceeding, including 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants.  In addition, the Company assumed franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants.  The purchase price consisted of approximately $75.5 million in cash and the assumption of approximately $4.6 million in net negative working capital, approximately $6.3 million of letters of credit and approximately $0.8 million under a mortgage.  In addition, the Company issued to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers, shares of the Company’s equity securities.  The Company financed the transaction with $75.0 million in unsecured debt financing, the proceeds of which were used to fund a portion of the purchase price and a portion of the approximately $5.0 million of fees and expenses related to the transaction.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 26, 2004 and December 28, 2003:

	Quarter Ended
	March 28, 2004	June 29, 2004	September 26, 2004	December 26, 2004

Total revenues	$79,791	$87,354	$81,894	$75,905
Cost of sales	$19,613	$21,508	$20,203	$19,515
Net income	$1,009	$422	$2,906	$139

	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003

Total revenues	$75,370	$83,023	$79,359	$74,240
Cost of sales	$18,684	$20,372	$19,653	$18,846
Net (loss) income	$(93)	$4,385	$1,530	$(2,616)

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9.                  CONTROLS AND PROCEDURES

As of the end of our 2004 fiscal year, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.)  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our board of directors, executive officers and other key employees of our Company.

Name	Age	Position
Frederick F. Wolfe	54	President, Chief Executive Officer and Director
Steven Tanner	54	Chief Financial Officer
Charles Rink	45	Chief Operating Officer
Carlos Angulo	45	Senior Vice President/Managing Director, Real Mex Foods, Inc.
Roberto (Pepe) Lopez	49	Executive Chef and Vice President, Research and Development
Fortunato N. Valenti	56	Chairman of the Board, Director
Richard Stockinger	45	Director*+
Harold O. Rosser	55	Director+
Brian P. Friedman	49	Director*+
J. Rice Edmonds	33	Director*
Michael J. Hislop	49	Director
Jeffrey J. Teschke	33	Director

* Member of our audit committee

+ Member of our compensation committee

Frederick F. Wolfe has been our President, Chief Executive Officer and Director since May 2001. Previously, Mr. Wolfe served as Chief Operating Officer at CPK from 1997 to 2001. From 1982 to 1997, Mr. Wolfe served in a variety of positions within our Company rising from Assistant Manager to Vice President of Operations. Mr. Wolfe received a bachelor’s degree in Political Science from Miami University.

Steven Tanner has been our Chief Financial Officer since January 2004. Previously, Mr. Tanner served as Chief Financial Officer at Sweet Factory during 2003, Executive Vice President and Chief Financial Officer for Pick Up Stix, from 1997 to 2002, and Chief Financial Officer for In-N-Out Burgers from 1991 to 1996. Mr. Tanner is a Certified Public Accountant and earned his bachelor’s degree in Accounting from the Brigham Young University.

Charles Rink has been our Chief Operating Officer since 2002. Previously, Mr. Rink served as a the Executive Vice President of El Torito Restaurants since 1996. Mr. Rink joined us as a Regional Manager in 1990. Since then he has served as Regional Manager, Divisional Vice President, Northwest Division and Vice President of Operations Services. His previous experience includes serving as District Manager for Visions Restaurants, Inc. between 1988 and 1990, and as District Manager for Restaurant Enterprises Group, Inc. between 1983 and 1988.

Carlos Angulo has been the Managing Director & Senior Vice President, Real Mex Foods, Inc. since March 2003. Mr. Angulo joined us in 2000 as Vice President of Real Mex Foods. Prior to joining us, Mr. Angulo worked for Smart and Final for 18 years in a variety of positions from Store Manager to Manager of Southern California Distribution. Mr. Angulo received a Bachelor of Science degree from the University of Southern California.

Roberto (Pepe) Lopez has been our Executive Chef since 1992. In addition, in 1994 Mr. Lopez was promoted to Vice President, Research and Development and in 2004, he was promoted to Senior Vice President, Research and Development. Previously, Mr. Lopez served as Director of Product Development. His prior experience includes serving as Executive Chef at Cano’s and Las Brisas, and as Manager and then Director of Product Development at El Torito. Between 1988 and 1992, he was Director of Product Development for Visions Restaurants, Inc.

Fortunato N. Valenti has been a Director of our Company since October 1998. In November 2000, Mr. Valenti was elected as our Chairman of the Board of Directors. Since 1994, Mr. Valenti has been the President and Chief Executive Officer of Restaurant Associates Corp. (“Restaurant Associates”). Mr. Valenti also serves on the boards of directors of Papa Gino’s, Inc., Il Fornaio (American) Corp. (“Il Fornaio”) and McCormick & Schmick Restaurant Corporation (“M&S”).

Richard Stockinger has been a Director of our Company since November 2000. Since October 2003, Mr. Stockinger has been the President of RA Patina Restaurants, LLC, an independent operating company of Restaurants Associates. From 1992 to 2003, Mr. Stockinger served as Vice President and Chief Financial Officer of Restaurant Associates. Prior to joining Restaurant Associates as Corporate Controller in 1985, Mr. Stockinger was an Audit Supervisor at Touche Ross. Mr. Stockinger received a degree from Seton Hall University.

Harold O. Rosser has been a Director of our Company since October 1998. Mr. Rosser is also a managing director of BRS. Mr. Rosser serves on numerous boards of directors including those of Penhall International, Inc., H&E Equipment Services, L.L.C., O’Sullivan Industries, Inc., Il Fornaio, M&S and Remington Arms Company, Inc.

Brian P. Friedman has been a Director of our Company since October 1998. Mr. Friedman has been a managing member of JCP and affiliated entities since 1997. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc. Mr. Friedman also serves as a director of the general partner K-Sea Transportation Partners, L.P., Telex Communications, Inc., Iowa Telecommunications, Inc., Pacific Basin Limited and various private companies in which JCP or its affiliates have an interest.

J. Rice Edmonds has been a Director of our Company since November 2000. Mr. Edmonds is also a principal of BRS. Previously, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds holds a B.S. from the University of Virginia McIntire School of Commerce and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Edmonds also serves on the boards of directors of H&E Equipment Services, L.L.C., Il Fornaio, M&S, Copeland Enterprises, Inc., Town Sports International, Inc. and The Sheridan Group, Inc.

Michael J. Hislop has been a Director of our Company since September 2001. Since 1995, Mr. Hislop has been the President and Chief Executive Officer of Il Fornaio. Mr. Hislop received a degree in Hotel and Restaurant Management from the University of Massachusetts.  Mr. Hislop also serves on the board of directors of Il Fornaio.

Jeffrey J. Teschke has been a Director of our Company since January 2005.  Mr. Teschke is also a Vice President of J.W. Childs Associates, L.P.  Prior to joining J.W. Childs Associates, L.P. in June 1998, Mr. Teschke was an Associate with Quad-C, Inc., a private equity firm based in Charlottesville, VA from 1996 to 1998, and a Financial Analyst at Merrill Lynch & Co. from 1994 to 1996.  Mr. Teschke holds a B.A. from the University of Rochester and an M.B.A. from the Harvard Business School.  Mr. Teschke also serves on the boards of directors of Fitness Quest, Inc. and Sunny Delight Beverages Co.

Audit Committee Financial Expert

Our Board of Directors believes that its audit committee members are financially literate and are capable of analyzing and evaluating our Company’s financial statements.  Our Board of Directors has determined that Richard Stockinger is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Mr. Stockinger is not “independent” as defined in the listing standards of the New York Stock Exchange.

Code of Ethics

As of the date of this Form 10-K, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We are currently in the process of developing a code of ethics for the above mentioned officers and employees of our Company.

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for fiscal years 2004, 2003 and 2002 paid to our Chief Executive Officer and the other four most highly compensated executive officers who were serving as such as of December 26, 2004 (the “Named Executive Officers”):

					Long Term Compensation(1)
					Restricted		Securities
	Annual Compensation				Stock		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Other	Awards		Options(2)	Compensation(3)
		($)	($)		(#)		(#)	($)
Frederick F. Wolfe	2004	431,935	75,000	*	—		—	8,858
President, Chief Executive	2003	363,653	150,000	*	—		—	7,320
Officer and Director	2002	329,243	80,000	*	325	(4)	13,000	7,320

Steven L. Tanner(5)	2004	210,769	—	*	735	(6)	4,072	—
Chief Financial Officer	2003	—	—	*	—		—	—
	2002	—	—	*	—		—	—

Charles Rink	2004	248,668	35,000	*	—		12,215	—
Chief Operating Officer	2003	237,288	60,100	*	—		—	87,646
	2002	205,974	19,000	*	—		—	—

Carlos Angulo	2004	180,769	35,000	*	—		8,143	—
Senior Vice President,	2003	159,423	40,800	*	—		—	—
Real Mex Foods, Inc.	2002	142,115	18,000	*	—		—	—

Roberto (Pepe) Lopez	2004	162,308	25,000	*	—		3,054	—
Executive Chef and Senior Vice	2003	157,307	40,066	*	—		—	29,210
President, Research and	2002	135,767	18,000	*	—		—	—
Development

*              Represents less than $50,000 or 10% of the total salary and bonus for the year indicated.

(1)           We have not granted any stock appreciation rights or long-term incentive plan awards.

(2)           Represents options to acquire shares of our Class A Common Stock granted pursuant to our Amended and Restated 2000 Stock-Based Incentive Compensation Plan.

(3)           Amounts for Mr. Wolfe consist of life insurance premiums which we paid on his behalf.  Amounts for Mr. Rink and Mr. Lopez consist of amounts distributed upon discontinuation of the El Torito deferred compensation plan.

(4)           Represents 325 restricted shares of our Series C 15% Cumulative Compounding Participating Preferred Stock.

(5)           Steven L. Tanner joined our Company as Chief Financial Officer on January 12, 2004.

(6)           Represents 295 restricted shares of our Series A 12.5% Cumulative Compounding Preferred Stock, 208 restricted shares of our Series B 13.5% Cumulative Compounding Preferred Stock and 232 restricted shares of our Series C 15% Cumulative Compounding Participating Preferred Stock.

Option Grants in Fiscal Year Ended December 26, 2004

The following table sets forth information regarding the stock options granted during the fiscal year 2004 to our Named Executive Officers:

Name	Number of Shares Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal 2004	Exercise Price ($/share)	Expiration Date	Grant Date Present Value(2)

Steven Tanner	4,072	10.18%	$0.01	07/01/14	$—
Charles Rink	12,215	30.78%	0.01	07/01/14	—
Carlos Angulo	8,143	20.51%	0.01	07/01/14	—
Roberto (Pepe) Lopez	3,054	7.69%	0.01	07/01/14	—

(1) Options vest over a five-year period.  Each option expires upon the earlier to occur of (i) the tenth anniversary of the date on which the options were granted, (ii) five years after the date of consummation by our Company of an initial public offering and (iii) in the event that the option holder ceases to be a full-time employee of our Company, up to two months following any such termination of employment, upon the terms set forth in the option agreement.

(2) The potential value of the options at December 26, 2004 is based on the fair market value of the shares of common stock underlying the options at that date, less the exercise price of the options.  We believe that our common stock had a fair market value of $0 per share at December 26, 2004.

Aggregate Option Exercises and Fiscal Year-End Option Value

The following table sets forth information regarding the 2004 fiscal year-end option values for our Named Executive Officers:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In-the-money Options At Fiscal Year End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Frederick F. Wolfe	—	$—	8,336	6,500	—	—
Steven Tanner	—	—	—	4,072	—	—
Charles Rink	—	—	587	13,096	—	—
Carlos Angulo	—	—	—	8,143	—	—
Roberto (Pepe) Lopez	—	—	294	3,494	—	—

(1) As of December 26, 2004, there were no outstanding in-the-money options.

Annual Bonus Plan

We maintain an annual bonus plan that provides for annual incentive awards to be made to our senior management (including the Named Executive Officers, but excluding our CEO who has a separate bonus program under his employment agreement) upon our Company’s attainment of pre-set annual EBITDA targets (as defined in the annual bonus plan).  The amount of the annual award to each executive is based upon a percentage of the executive’s base salary.  Awards are normally paid in cash in a lump sum following the completion of our Company’s audit for each plan year.  To be eligible for a full share of the bonus, executives must be employed on the first day of the fiscal year, provided that under the plan we may adjust awards based on individual performance factors or special circumstances affecting our Company.  In addition, pursuant to the annual bonus plan, senior management (including the Named Executive Officers, including our CEO) are entitled to receive additional annual incentive awards upon our Company’s exceeding the pre-set EBITDA target.  The amount of the additional bonus pool is calculated based on a percentage of the amount by which EBITDA for the plan year exceeds the pre-set EBITDA target, with each eligible participant’s share being equal to a percentage of the additional bonus pool.

Compensation of Directors

Our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.  In February 2005, we agreed to pay (i) each non-employee director (other than the Chairman of our Audit Committee and the Chairman of our Board of Directors) an annual fee of $25,000; (ii) the Chairman of our Audit Committee an annual fee of $35,000; and (iii) the Chairman of our Board of Directors an annual fee of $50,000.  We further agreed to pay 50.0% of these amounts retroactively to those non-employee directors who served on our Board of Directors during fiscal 2004.

Employment Agreements

We entered into an employment agreement with Frederick F. Wolfe, our President and Chief Executive Officer, effective May 14, 2001 which expired on May 14, 2004. Under the old employment agreement, Mr. Wolfe received a base salary of $300,000 per annum, annual bonuses and customary executive benefits. Under the old employment agreement, Mr. Wolfe was also granted options to purchase 3,671 shares of our common stock and invested $150,000 in our preferred and common stock.

We entered into a new employment agreement with Mr. Wolfe effective August 2, 2004. Under the new employment agreement, Mr. Wolfe is entitled to a base salary of $400,000 per annum or such greater amount as the Board of Directors shall determine and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Wolfe is eligible to receive a bonus of up to 66 2/3% of his base salary. If Mr. Wolfe’s employment is terminated by us without cause or by his resignation for “good reason,” he would be entitled to any previously awarded but unpaid bonus and severance payments equal in the aggregate to his annual base salary for a period of one year following such termination. The new employment agreement with Mr. Wolfe expires on August 2, 2007.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of outstanding common stock and preferred stock of Real Mex Restaurants, Inc. as of March 18, 2005 by:

•              Each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of Real Mex Restaurants, Inc.’s common and preferred stock;

•              Each of the Named Executive Officers;

•              Each of our Directors; and

•              All of our Directors and Named Executive Officers as a group.

To our knowledge, each of the holders of shares listed below has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

Number and Percent of Shares of

Stock of

Real Mex Restaurants, Inc.

	Common Stock(1)		Preferred Stock(2)
	Shares	Percentage	Series A	Percentage	Series B	Percentage	Series C	Percentage
Greater than 5% Stockholder
Bruckmann, Rosser, Sherrill & Co. II, L.P.(3)	81,800.51	25.90	4,951.08	27.14	3,366.74	27.32	4,384.31	25.08
Bruckmann, Rosser, Sherrill & Co., L.P.(3)	51,079.50	16.17	3,064.77	16.80	2,043.18	16.59	2,741.80	15.69
Funds affiliated with Jefferies Capital Partners(4)	68,027.87	21.54	4,103.12	22.5	2,768.30	22.46	3,572.75	20.44
J.W. Childs Partners, L.P. and affiliated fund (5)	44,845.50	14.04	2,063.67	11.31	1,393.26	11.31	1,945.90	11.13
Canterbury Mezzanine Capital, L.P.(6)	47,992.85	14.27	1,000.00	5.48	680.00	5.52	2,034.76	11.64
Blackstone Mezzanine Partners, L.P.(7)	23,413.00	6.90	—	—	—	—	—	—
Named Executive Officers and Directors
Frederick F. Wolfe, Jr.(8)	9,512.24	2.93	71.05	*	48.09	*	375.00	2.15
Steven Tanner	—	—	295.00	1.62	208.00	1.69	232.00	1.33
Charles Rink(9)	780.62	*	11.72	*	7.97	*	—	—
Carlos Angulo	—	—	—	—	—	—	—	—
Roberto Lopez(10)	294.00	*	—	—	—	—	—	—
Fortunato N. Valenti(11)	12,762.86	3.95	340.89	1.87	230.01	1.87	675.38	3.86
Richard Stockinger(12)	5,861.21	1.84	204.54	1.12	138.00	11.20	150.00	*
Harold O. Rosser	213.50	*	12.81	*	8.54	*	11.19	*
Brian P. Friedman(13)	—	—	—	—	—	—	—	—
J. Rice Edmonds	81.80	*	4.91	*	3.27	*	4.38	*
Michael J. Hislop	—	—	—	—	—	—	—	—
Jeffrey J. Teschke(14)	—	—	—	—	—	—	—	—
All executive officers and directors as a group (12 persons)(15)	29,506.23	8.82	940.92	5.16	643.88	5.22	1,457.95	8.34

* Less than 1%

(1) Consists of shares of Class A Common Stock. In addition, for purposes of calculating the percentage beneficial ownership of common stock we have included outstanding shares of Class B Common Stock, all of which are owned by a single stockholder. The terms of Class B Common Stock are identical to Class A Common Stock, except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time.

(2) The Preferred Stock consists of shares of Series A 12.5% Cumulative Compounding Preferred Stock, Series B 13.5% Cumulative Compounding Preferred Stock and Series C 15.0% Cumulative Compounding Participating Preferred Stock.

(3) Bruckmann, Rosser, Sherrill & Co., L.P. (“BRS I”) and Bruckmann, Rosser, Sherrill & Co., L.P. (“BRS II” and, together with BRS I, the “BRS Funds”) are private equity investment funds managed by Bruckmann, Rosser, Sherrill & Co., LLC. (“BRSE”). BRSE is the general partner of the BRS Funds and by virtue of such status may be deemed to be the beneficial owner of the shares owned by the BRS Funds. BRSE has the power to direct the BRS Funds as to the voting and disposition of shares held by the BRS Funds. No single person controls the voting and dispositive power of BRSE with respect to the shares owned by the BRS Funds. Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Paul D. Kaminski and Thomas J. Baldwin are the managers of BRSE, and none of them individually has the power to direct or veto the voting or disposition of shares owned by the BRS Funds. BRSE expressly disclaims beneficial ownership of the shares owned by the BRS Funds. Each of Messrs. Bruckmann, Rosser, Sherrill, Kaminski and Baldwin expressly disclaims beneficial ownership of the shares owned by the BRS Funds. The address of BRS is 126 East 56th Street, New York, New York 10022.

(4) Consists of (a) an aggregate of 9,207.12 shares of preferred stock and 59,970.35 shares of common stock held by Furman Selz Investors II L.P., (b) an aggregate of 789.11 shares of preferred stock and 5,139.88 shares of common stock held by FS Employee Investors LLC and (c) an aggregate of 447.94 shares of preferred stock and 2,917.64 shares of common stock held by FS Parallel Fund L.P. Furman Selz Investors II L.P., FS Employee Investors LLC and FS Parallel Fund L.P. are private equity investment funds managed by Jefferies Capital Partners and its affiliates. JCP has granted Harold O. Rosser and Stephen C. Sherrill an irrevocable proxy to vote all shares of Common Stock and Series C Preferred Stock held by JCP in accordance with Messrs. Rosser and Sherrill’s instructions. The address of Jefferies Capital Partners is 520 Madison Avenue, 12th Floor, New York, New York 10022.

(5) Consists of (a) an aggregate of 5,032.20 shares of preferred stock and 38,523.09 shares of common stock held by J.W. Childs Equity Partners, L.P. and (b) an aggregate of 370.64 shares of preferred stock and 2,837.33 shares of common stock held by JWC Chevys Co-Invest, LLC.  The general partner of J.W. Childs Equity Partners, L.P. is J.W. Childs Advisors, L.P., A Delaware limited partnership.  The general partner of J.W. Childs Advisors, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership.  The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation.  J.W. Childs Associates, Inc. is the managing member of JWC Chevys Co-Invest, LLC.  J.W. Childs Advisors, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the shares of preferred stock and common stock held by J.W. Childs Equity Partners, L.P. and JWC Chevys Co-Invest, LLC.  The address of J.W. Childs Partners, L.P. and JWC Chevys Co-Invest, LLC is 111 Huntington Avenue, Suite 2900, Boston, MA  02199.

(6) Consists of (a) an aggregate of 1,400.00 shares of preferred stock and 23,027.38 shares of common stock held by Canterbury Mezzanine Capital, L.P., (b) an aggregate of 280.00 shares of preferred stock and 4,605.47 shares of common stock held by Canterbury Detroit Partners, L.P. and (c) an aggregate of 2,034.76 shares of preferred stock and warrants to purchase 20,360.00 shares of common stock held by Canterbury Mezzanine Capital II, L.P. that are currently exercisable with an exercise price of $0.01 per share and an expiration date of June 28, 2010. The address of Canterbury Mezzanine Capital II, L.P. is 600 Fifth Avenue, 23rd Floor, New York, NY 10020.

(7) Consists of (a) warrants to purchase 21,072.00 shares of common stock held by Blackstone Mezzanine Partners L.P. and (b) warrants to purchase 2,341.00 shares of common stock held by Blackstone Mezzanine Holdings L.P. that are currently exercisable, with an exercise price of $0.01 per share and an expiration date of June 28, 2010. The address of Blackstone Mezzanine Partners L.P. is The Blackstone Group, 345 Park Avenue, 31st Floor, New York, NY 10154.

(8) Includes options to acquire 8,336 shares of common stock that are currently exercisable.

(9) Includes options to acquire 587 shares of common stock that are currently exercisable.

(10) Includes options to acquire 294 shares of common stock that are currently exercisable.

(11) Includes options to acquire 7,111 shares of common stock that are currently exercisable.

(12) Includes options to acquire 2,470 shares of common stock that are currently exercisable.

(13) Brian P. Friedman is a managing member of JCP, but disclaims beneficial ownership of shares owned by JCP and its affiliates, except to the extent of his pecuniary interest therein.

(14) As a Vice-President of J.W. Childs Associates, Inc., Mr. Teschke may be deemed to beneficially own the shares of preferred stock and common stock owned by J.W. Childs Associates, Inc., J.W. Childs Associates, L.P., J.W. Childs Advisors, L.P., J.W. Childs Equity Partners, L.P. and JWC Chevys Co-Invest, LLC.  Mr. Teschke disclaims beneficial ownership of such shares.

(15) Includes options to acquire an aggregate of 15,369 shares of common stock that are currently exercisable.

Equity Compensation Plan Information

As of December 26, 2004

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warranties and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	84,747	$30.48	20,503
Equity compensation plans not approved by security holders(2)	—	—	—
Total	84,747		20,503

(1)           Includes (i) the Amended and Restated 2000 Stock-Based Incentive Compensation Plan and (ii) the 1998 Stock-Based Incentive Compensation Plan.

(2)           Not Applicable.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Securities Holders Agreement and Registration Rights Agreement

Securities Holders Agreement.  On June 28, 2000 we entered into an amended and restated securities holders agreement with BRS, JCP, BancBoston Investments Inc. (“BancBoston”), Canterbury Mezzanine Capital, L.P., Canterbury Detroit Partners, L.P., Canterbury Mezzanine Capital II, L.P. (together with Canterbury Mezzanine Capital, L.P. and Canterbury Detroit Partners, L.P., “Canterbury”), Blackstone Mezzanine Partners, L.P. and Blackstone Mezzanine Holdings L.P. (together with Blackstone Mezzanine Partners, L.P., “Blackstone”), certain members of our board of directors and executive officers, as well as certain of our other security holders and investors. The securities holders agreement provides that our board of directors will consist of six members or such other number that BRS will determine, and that so long as JCP and affiliated entities and individuals continue to own at least 50% of the common stock held by them on June 28, 2000, JCP will have the right to designate one of our directors, and that so long as BRS and affiliated entities and individuals continue to own at least 50% of the common stock held by them on June 28, 2000, BRS will have the right to designate all of our other directors. BRS and JCP also each have the right to remove any or all of our directors designated by them upon written notice. Additionally, pursuant to a separate agreement, JCP granted Harold O. Rosser and Stephen C. Sherrill, individuals affiliated with BRS, an irrevocable proxy to vote all shares of common stock held by JCP in accordance with Messrs. Rosser and Sherrill’s instructions.

The securities holders agreement contains provisions that restrict the ability of our directors and our officers from transferring shares of our common stock or preferred stock held by them except in compliance with the terms of the securities holders agreement. If our board of directors and holders of a majority of our common stock approve the sale of our Company, each stockholder has agreed to sell its common stock and preferred stock on the terms and conditions approved by our board of directors and the holders of a majority of the common stock then outstanding. The securities holders agreement contains provisions that may restrict BRS, JCP and their respective affiliated entities and individuals from participating in certain transactions involving a significant transfer of our securities, unless all other stockholders parties to the securities holders agreement are offered “tag along rights,” as defined in the securities holders agreement.

Registration Rights Agreement.  On June 28, 2000, we entered into a registration rights agreement with the stockholders party to the security holders agreement pursuant to which we have granted certain registration rights with respect to shares of our common stock held by them. Under the registration rights agreement, we have granted to BRS, JCP, Canterbury, Blackstone and entities and individuals affiliated with BRS, JCP, Canterbury and Blackstone to demand registration rights following an initial public offering of our common stock with respect to the shares of our common stock held by them. In addition, all of the stockholders party to the registration rights agreement have “piggy-back” registration rights to participate in certain registrations of common stock initiated by us.

Management Agreements

On June 28, 2000, we entered into an Amended and Restated Management Agreement with BRS and JCP, pursuant to which BRS and JCP provide business and organizational strategy, financial and investment management and merchant and investment banking services. In exchange for these services, BRS and JCP received an initial fee, and subject to certain exceptions, are entitled to receive a management fee equal to 1% of our annual Consolidated EBITDA (as defined in the management agreement) plus actual out-of-pocket expenses. The management fee is allocated 66 2/3% to BRS and 33 1/3% to JCP. In addition, BRS and JCP may negotiate with us to provide additional services in connection with any transaction in which we may be, or may consider becoming involved. The management agreement includes customary indemnification provisions and expires on June 28, 2010.

On January 19, 2005, we paid $833,333 and $166,667 to BRS and JCP, respectively, for advisory and transactional services provided to our Company pursuant to the Amended and Restated Management Agreement in connection with the Chevys Acquisition.

On July 20, 2000 we entered into a Management Agreement with Restaurant Associates pursuant to which Restaurant Associates provided certain operational management services to us, subject to the direction and supervision of our Board. Under the terms of this agreement, as amended, in exchange for these services, Restaurant Associates was entitled to receive a management fee of $250,000 per year until termination of the agreement. This agreement expired on March 31, 2004. Mr. Valenti is the President and Chief Executive Officer of Restaurant Associates. Additionally, Mr. Stockinger is the President of

RA Patina Restaurants, LLC (“RA Patina”), an affiliate of Restaurant Associates, and the former Vice President and Chief Financial Officer of Restaurant Associates.

Loans to Directors

Pursuant to secured promissory notes, each dated June 28, 2000 (the “Director Notes”), we loaned Fortunato N. Valenti and Richard Stockinger $654,509 and $467,717, respectively, to purchase shares of our common stock and preferred stock (the “Shares”). Pursuant to the terms of the Director Notes, the Shares secured all amounts owed under the Director Notes. The Director Notes bore interest at an annual rate of 8%. As of February 22, 2004, there was $172,199 outstanding under Mr. Valenti’s Note and $200,251 outstanding under Mr. Stockinger’s Director Notes. During fiscal year 2003, the largest amount due under Mr. Valenti’s Director Note was $350,996, and the largest aggregate amount due under Mr. Stockinger’s was $303,045. The Director Notes were repaid in full on June 28, 2004.

Transactions with J.W. Childs

Issuance of Equity Securities to J.W. Childs.  Pursuant to the terms of the definitive asset purchase agreement, dated October 14, 2004 (the “Chevys Purchase Agreement”), on January 11, 2005 we issued to J.W. Childs an aggregate of 41,360 shares of our Class A Common Stock, 2,064 shares of our Series A 12.5% Cumulative Compounding Preferred Stock, 1,393 shares of our Series B 13.5% Cumulative Compounding Preferred Stock, 1,946 shares of our Series C 15% Cumulative Compounding Participating Preferred Stock and options to purchase 3,485 shares of our Class A Common Stock (which options are fully-vested and exercisable at prices ranging from $5 to $92 per share) as part of the consideration for the Chevys Acquisition.

Indemnification Agreement.  On October 14, 2004, in connection with the Chevys Purchase Agreement, we entered into an indemnification agreement (“Indemnification Agreement”) with J.W. Childs and our wholly-owned subsidiary, CKR Acquisition Corp.  Pursuant to the Indemnification Agreement, effective upon closing of the Chevys Acquisition, J.W. Childs agreed to indemnify us and our affiliates against damages related to (i) any misrepresentation or breach of warranty, covenant or representation made by the Sellers in the Chevys Purchase Agreement or (ii) any Excluded Assets or Excluded Liabilities (as such terms are defined in the Chevys Purchase Agreement).  Pursuant to the Indemnification Agreement, J.W. Childs will not be liable for damages unless (i) we make a written claim for damages prior to January 11, 2006, (ii) the damages with respect to any particular claim exceed $10,000 and (iii) the aggregate of all damages exceeds $600,000, subject to an overall cap on damage claims of $6.0 million.

Joinder Agreement.  On January 11, 2005, we entered into a joinder agreement (the “Joinder Agreement”) with J.W. Childs and BRS in connection with the issuance of our equity securities to J.W. Childs.  Pursuant to the Joinder Agreement, J.W. Childs (i) became bound by and entitled to receive the benefits of certain provisions of our securities holders agreement, (ii) became subject to certain transfer restrictions with respect to our equity securities owned by J.W. Childs, (iii) was granted certain preemptive rights with respect to future issuances of certain of our securities, and (iv) became entitled to designate a representative to our board of directors. In accordance with the terms of the Joinder Agreement, effective January 11, 2005, we increased the size of our board of directors to eight directors and Jeffrey J. Teschke was elected as the representative of J.W. Childs.  Mr. Teschke is also a Vice-President of J.W. Childs Associates, Inc.  J.W. Childs Associates, Inc. is the general partner of J.W. Childs Associates, L.P, which is the General Partner of J.W. Childs Advisors, L.P., the General Partner of J.W. Childs Equity Partners, L.P.

Other Relationships

In April 2004, we entered into an oral agreement with RA Patina, pursuant to which our subsidiary, Real Mex Foods, Inc., provides food distribution services to certain restaurants owned by RA Patina.  In fiscal 2004, we received approximately $478,000 for services rendered under this food distribution service arrangement.  Fortunato N. Valenti, one of our directors, is the Chief Executive Officer of RA Patina and Richard Stockinger, also one of our directors, is the President of RA Patina.

Brian P. Friedman, one of our directors, is the chairman of the executive committee of Jefferies & Company, Inc., one of the initial purchasers of the Notes.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

The Audit Committee appointed Ernst & Young LLP (“E&Y”) as the Company’s independent auditors to conduct the audit of the Company’s books and records for the fiscal year ending December 26, 2004. E&Y has served as the Company’s independent auditors since the Company’s inception in 1998.

Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by E&Y:

	Fiscal 2004	Fiscal 2003
Audit Fees	$239,000	$160,490
Audit Related Fees	20,070	18,732
Tax Fees	11,150	11,150
All Other Fees	477,570	6,217
Total Fees	$747,790	$196,589

Audit Fees represent the aggregate fees billed or estimated to be billed to us for professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-Qs and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees represent the aggregate fees billed to us or estimated to be billed to us for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. The nature of services provided consisted in both years of audits of our 401(k) plans.

Tax Fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning. The nature of services provided consisted in both years of tax return review.

All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us by E&Y, other than the services reported in the above categories, which consisted principally of fees for the examination of the offering circular and registration statement on Form S-4 in connection with the offering of the Notes and Exchange Offer and fees for services rendered in connection with the Chevys Acquisition.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors and input from the Company’s management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee.  Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During fiscal 2004, all of the services related to the audit or other fees described above were pre- approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)           FINANCIAL STATEMENTS.

The Consolidated Financial Statements and related Notes thereto as set forth under Item 8 of this Report on Form 10-K are incorporated herein by reference.

(2)           FINANCIAL STATEMENT SCHEDULE.

The financial statement schedules have not been filed because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(3)           EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.2

Bylaws of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.3

Certificate of Incorporation of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.4

Bylaws of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.5

Certificate of Incorporation of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.6

Bylaws of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.7

Certificate of Incorporation of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.8

Bylaws of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

3.9

Articles of Incorporation of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.10

Bylaws of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.11

Articles of Incorporation of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.12

Bylaws of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.13

Articles of Incorporation of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.14

Bylaws of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.15

Articles of Incorporation of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.15 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.16

Bylaws of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.16 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.17

Articles of Incorporation of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.18

Bylaws of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.19

Articles of Incorporation of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.20

Bylaws of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.21

Articles of Incorporation of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.21 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.22

Bylaws of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.22 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.23

Articles of Incorporation of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.23 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.24

Bylaws of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.24 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.25

Articles of Incorporation of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.26

Bylaws of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.26 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.27

Articles of Incorporation of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.27 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.28

Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.29

Articles of Incorporation of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.30

Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.31	Certificate of Incorporation of CKR Acquisition Corp. (Filed herewith)

3.32	Bylaws of CKR Acquisition Corp. (Filed herewith)

3.33	Articles of Formation of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed herewith)

3.34	Operating Agreement of Chevys Restaurants, LLC(formerly known as Chevys Acquisition Company LLC). (Filed herewith)

4.1

Indenture, dated as of March 31, 2004, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

4.2

First Supplemental Indenture, dated as of November 29, 2004, among CKR Acquisition Corp., Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed herewith)

4.3

Registration Rights Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., the guarantors named therein, Jefferies & Company, Inc. and Deutsche Bank Securities Inc. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.1

Amended and Restated Revolving Credit Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Franchising Company, El Torito Restaurants, Inc., Acapulco, Restaurants of Encinitas, Inc., TARV, Inc., Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, Ala Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., as Borrowers, Fleet National Bank and the other financial institutions listed therein, as Lenders, and Fleet National Bank, as agent and administrative agent with Fleet Securities, Inc. as arranger. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.2

Intercreditor Agreement, dated as of March 31, 2004, by and between Wells Fargo Bank, N.A., as collateral agent and as trustee, and Fleet National Bank, as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.3

Amended and Restated Securities Holders Agreement, dated as of June 28, 2000, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein (including Registration Rights Agreement, attached as Exhibit C, Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.4

Amendments No. 1 to Amended and Restated Securities Holders Agreement, dated as of November 28, 2001, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.5

Amendment No. 2 to Amended and Restated Securities Holders Agreement, dated as of September 23, 2003, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.6

Shareholder Voting Agreement, dated as of July 13, 1998, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.7	Shareholder Voting Agreement, dated as of November 29, 2001, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as

proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.8

Restricted Stock Agreement, dated as of September 23, 2002, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.9

Amended and Restated Real Mex Restaurants, Inc. 2000 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.10

Real Mex Restaurants, Inc. 1998 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.11

Amended and Restated Management Agreement, dated as of June 28, 2000, among Bruckmann, Rosser, Sherrill & Co., Inc., FS Private Investments, L.L.C., as the service providers, and Real Mex Restaurants, Inc., Acapulco Restaurants Inc., El Torito Restaurants, Inc., and El Torito Franchising Company, as the Company. (Filed with the Securities and Exchange Commission as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.12

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Holdings, L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.13

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.14

Warrant Agreement, dated as of June 28, 2000, by and between Real Mex Restaurants, Inc. and Canterbury Mezzanine Capital II L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.15

Employment Agreement, dated as of August 2, 2004, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.16

Asset Purchase Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp., Chevys, Inc. and its subsidiaries, Chevys Holdings, Inc. and J.W. Childs Equity Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 10-Q on November 10, 2004 and incorporated by reference herewith)

10.17	Indemnification Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp. and J.W. Childs Equity Partners, L.P. (Filed herewith.)

10.18

Joinder Agreement, dated as of January 11, 2005, by and among Real Mex Restaurants, Inc., J.W. Childs Equity Partners, L.P., JWC Chevys Co-Invest, LLC, Bruckmann, Rosser, Sherrill & Co., L.P. and Bruckmann, Rosser, Sherrill & Co., II L.P. (Filed herewith.)

10.19	Restricted Stock Agreement, dated as of October 31, 2004, by and between Real Mex Restaurants, Inc. and Steven Tanner. (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL MEX RESTAURANTS, INC.

		By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
Date:	March 23, 2005		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick F. Wolfe
Frederick F. Wolfe	President and Chief Executive	March 23, 2005
Officer and Director
(Principal Executive Officer)

/s/ Steven Tanner
Steven Tanner	Chief Financial Officer	March 23, 2005
(Principal Financial Officer and
Accounting Officer)

/s/ Fortunato N. Valenti
Fortunato N. Valenti	Director	March 23, 2005

/s/ Richard Stockinger
Richard Stockinger	Director	March 23, 2005

/s/ Harold O. Rosser
Harold O. Rosser	Director	March 23, 2005

/s/ Brian P. Friedman
Brian P. Friedman	Director	March 23, 2005

/s/ J. Rice Edmonds
J. Rice Edmonds	Director	March 23, 2005

/s/ Michael J. Hislop
Michael J. Hislop	Director	March 23, 2005

/s/ Jeffrey J. Teschke
Jeffrey J. Teschke	Director	March 23, 2005

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.2

Bylaws of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.3

Certificate of Incorporation of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.4

Bylaws of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.5

Certificate of Incorporation of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.6

Bylaws of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.7

Certificate of Incorporation of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.8

Bylaws of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

3.9

Articles of Incorporation of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.10

Bylaws of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.11

Articles of Incorporation of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.12

Bylaws of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.13

Articles of Incorporation of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.14

Bylaws of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.15

Articles of Incorporation of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.15 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.16

Bylaws of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.16 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.17

Articles of Incorporation of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.18

Bylaws of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.19

Articles of Incorporation of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.20

Bylaws of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.21

Articles of Incorporation of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.21 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.22

Bylaws of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.22 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.23

Articles of Incorporation of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.23 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.24

Bylaws of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.24 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.25

Articles of Incorporation of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.26

Bylaws of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.26 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.27

Articles of Incorporation of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.27 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.28

Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.29

Articles of Incorporation of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.30

Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.31	Certificate of Incorporation of CKR Acquisition Corp. (Filed herewith)

3.32	Bylaws of CKR Acquisition Corp. (Filed herewith)

3.33	Articles of Formation of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed herewith)

3.34	Operating Agreement of Chevys Restaurants, LLC(formerly known as Chevys Acquisition Company LLC). (Filed herewith)

4.1

Indenture, dated as of March 31, 2004, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

4.2

First Supplemental Indenture, dated as of November 29, 2004, among CKR Acquisition Corp., Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed herewith)

4.3

Registration Rights Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., the guarantors named therein, Jefferies & Company, Inc. and Deutsche Bank Securities Inc. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.1

Amended and Restated Revolving Credit Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Franchising Company, El Torito Restaurants, Inc., Acapulco, Restaurants of Encinitas, Inc., TARV, Inc., Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, Ala Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., as Borrowers, Fleet National Bank and the other financial institutions listed therein, as Lenders, and Fleet National Bank, as agent and administrative agent with

Fleet Securities, Inc. as arranger. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.2

Intercreditor Agreement, dated as of March 31, 2004, by and between Wells Fargo Bank, N.A., as collateral agent and as trustee, and Fleet National Bank, as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.3

Amended and Restated Securities Holders Agreement, dated as of June 28, 2000, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein (including Registration Rights Agreement, attached as Exhibit C, Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.4

Amendments No. 1 to Amended and Restated Securities Holders Agreement, dated as of November 28, 2001, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.5

Amendment No. 2 to Amended and Restated Securities Holders Agreement, dated as of September 23, 2003, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.6

Shareholder Voting Agreement, dated as of July 13, 1998, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.7

Shareholder Voting Agreement, dated as of November 29, 2001, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.8

Restricted Stock Agreement, dated as of September 23, 2002, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.9

Amended and Restated Real Mex Restaurants, Inc. 2000 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.10

Real Mex Restaurants, Inc. 1998 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.11

Amended and Restated Management Agreement, dated as of June 28, 2000, among Bruckmann, Rosser, Sherrill & Co., Inc., FS Private Investments, L.L.C., as the service providers, and Real Mex Restaurants, Inc., Acapulco Restaurants Inc., El Torito Restaurants, Inc., and El Torito Franchising Company, as the Company. (Filed with the Securities and Exchange Commission as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.12

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Holdings, L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.13

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.14

Warrant Agreement, dated as of June 28, 2000, by and between Real Mex Restaurants, Inc. and Canterbury Mezzanine Capital II L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.15

Employment Agreement, dated as of August 2, 2004, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.16

Asset Purchase Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp., Chevys, Inc. and its subsidiaries, Chevys Holdings, Inc. and J.W. Childs Equity Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 10-Q on November 10, 2004 and incorporated by reference herewith)

10.17	Indemnification Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp. and J.W. Childs Equity Partners, L.P. (Filed herewith.)

10.18

Joinder Agreement, dated as of January 11, 2005, by and among Real Mex Restaurants, Inc., J.W. Childs Equity Partners, L.P., JWC Chevys Co-Invest, LLC, Bruckmann, Rosser, Sherrill & Co., L.P. and Bruckmann, Rosser, Sherrill & Co., II L.P. (Filed herewith.)

10.19	Restricted Stock Agreement, dated as of October 31, 2004, by and between Real Mex Restaurants, Inc. and Steven Tanner. (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of

the Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)