Form 10-Q
period 2005-03-27
Real Mex Restaurants, Inc.
filed 2005-05-11
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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
Long Beach, California 90810
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

As of April 30, 2005, the registrant had outstanding 300,016 shares of Class A Common Stock, par value $0.001 per share, and 15,867 shares of Class B Common Stock, par value $0.001 per share.

Real Mex Restaurants, Inc. and Subsidiaries
Index

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	March 27,	December 26,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,358	$10,690
Trade receivables, net	8,190	4,312
Other receivables	791	157
Inventories	10,406	6,616
Deferred tax asset	1,371	1,371
Prepaid expenses and supplies	4,091	3,754
Total current assets	36,207	26,900

Property and equipment, net	82,268	35,848
Goodwill, net	153,243	105,387
Deferred charges	7,228	5,003
Deferred tax asset	7,769	7,769
Other assets	7,347	6,044
Total assets	$294,062	$186,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$62,194	$42,505
Current portion of long-term debt	113	63
Current portion of capital lease obligations	226	242
Total current liabilities	62,533	42,810

Long-term debt, less current portion	180,758	105,000
Capital lease obligations, less current portion	1,146	1,198
Other liabilities	11,032	8,094
Total liabilities	255,469	157,102

Commitments and contingencies

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12 1/2% Cumulative Compounding Preferred Stock—18,240 and 15,881 shares issued and outstanding at March 27, 2005 and December 26, 2004 respectively; liquidation preference of $32,631 and $29,644 at March 27, 2005 and December 26, 2004 respectively	32,631	29,644
Series B, 13.5% Cumulative Compounding Preferred Stock—12,323 and 10,722 shares issued and outstanding at March 27, 2005 and December 26, 2004 respectively; liquidation preference of $23,064 and $20,970 at March 27, 2005 and December 26, 2004 respectively;	23,064	20,970
Series C, 15% Cumulative Compounding Preferred Stock—17,478 and 14,975 shares issued and outstanding at March 27, 2005 and December 26, 2004 respectively; liquidation preference of $52,202 and $46,544 at March 27, 2005 and December 26, 2004 respectively;	52,202	46,544
Common Stock, $.001 par value, 2,000,000 shares authorized, 315,883 and 274,523 shares issued and outstanding at March 27, 2005 and December 26, 2004 respectively;	—	1
Warrants	4,027	4,027
Additional paid-in capital	16,203	16,202
Accumulated deficit	(89,534)	(87,539)
Total stockholders’ equity	38,593	29,849
Total liabilities and stockholders’ equity	$294,062	$186,951

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months Ended
	March 27,	March 28,
	2005	2004
Revenues:
Restaurant revenues	$119,438	$78,127
Other revenues	3,870	1,664
Total revenues	123,308	79,791
Costs and expenses:
Cost of sales	31,035	19,613
Labor	44,592	29,808
Direct operating and occupancy expense	29,205	18,632
General and administrative expense	7,590	4,419
Depreciation	4,514	3,255
Pre-opening costs	171	178
Impairment of property and equipment	216	—

Operating income	5,985	3,886

Other income (expense):
Casualty gain	—	562
Interest expense	(5,394)	(3,242)
Royalty income	681	33
Other income (expense), net	125	(219)

Total other expense, net	(4,588)	(2,866)

Income before income tax provision	1,397	1,020

Income tax provision	2	11

Net income	1,395	1,009

Redeemable preferred stock accretion	(3,391)	(2,785)

Net loss attributable to common stockholders	$(1,996)	$(1,776)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	March 27,	March 28,
	2005	2004
Operating activities
Net income	$1,395	$1,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,514	3,256
Amortization of:
Deferred financing	400	190
Debt discount	—	111
(Gain) loss on disposal of property and equipment	(39)	662
Casualty gain	—	(562)
Impairment of property and equipment	216	—
Changes in operating assets and liabilities:
Trade and other receivables	(1,656)	(305)
Inventories	(2,397)	(573)
Prepaid expenses and supplies	1,092	765
Deferred charges, net	(1)	—
Other assets	483	(1,054)
Accounts payable and accrued liabilities	2,118	2,362
Other liabilities	528	160
Net cash provided by operating activities	6,653	6,021

Investing activities
Additions to property and equipment	(3,468)	(1,023)
Chevys Acquisition, net of cash acquired of $3,398	(74,822)	—
Leasehold acquisition costs	(8)	—
Proceeds from sale of property	5	—
Net cash used in investing activities	(78,293)	(1,023)

Financing activities
Borrowings under long-term debt agreements	75,000	—
Payments on long-term debt agreements and capital lease obligations	(76)	(1,145)
Payments received on stockholder loans for stock subscription notes	—	50
Payment of financing costs	(2,616)	(298)
Interest receivable increase on stockholder loans	—	(10)
Net cash provided by (used in) financing activities	72,308	(1,403)
Net increase in cash and cash equivalents	668	3,595

Cash and cash equivalents at beginning of period	10,690	2,605
Cash and cash equivalents at end of period	$11,358	$6,200

Supplemental disclosure of cash flow information
Interest paid	$1,728	$112
Income taxes paid	$2	$11

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$7,349	$—
In kind accrued interest transferred to debt	$—	$407

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 27, 2005

(in thousands, except for share data)

1.             Basis of Presentation

Real Mex Restaurants, Inc., a Delaware Corporation (together with its subsidiaries, the “Company”), was formed on May 15, 1998.

The Company, primarily through its major subsidiaries El Torito Restaurants, Inc. (El Torito), Chevys Restaurants, LLC (Chevys) and Acapulco Restaurants, Inc. (Acapulco), currently operates 199 restaurants, of which 164 are located in California and the remainder are located in 12 other states, primarily under the trade names El Torito Restaurant, Chevys Fresh Mex and Acapulco Mexican Restaurant Y Cantina. The Company’s other major subsidiary, Real Mex Foods, Inc., (Real Mex) provides internal production, purchasing and distribution services for the restaurant operations. On a limited basis, Real Mex also manufactures specialty products for sale to outside customers.

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. However, these results are not necessarily indicative of results for any other interim periods or for the full fiscal year. The consolidated balance sheet data presented herein for December 26, 2004 was derived from the Company’s audited consolidated financial statements for the fiscal year then ended, but does not include all disclosures required by accounting principles generally accepted in the United States. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the requirements of the Securities and Exchange Commission. The Company believes the disclosures included in the accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in our filings with the Securities and Exchange Commission.

2.             Chevys Acquisition

On January 11, 2005, the Company completed the acquisition (the “Chevys Acquisition”) of substantially all of the assets of Chevys, Inc. and certain of its subsidiaries (the “Sellers”) out of the Sellers’ Chapter 11 bankruptcy proceeding, including 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants.  In addition, the Company assumed franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants. Chevys’ results of operations have been included in the Company’s consolidated financial statements since the date of acquisition.

The aggregate purchase price for the Chevys Acquisition of $88,948 consisted of approximately $77,900 in cash, the issuance of common stock, stock options and preferred stock to certain affiliates of the Sellers valued at $7,349, transaction costs of  $2,883 and the assumption of an $816 mortgage loan. Additionally, the Company assumed certain liabilities, including ordinary course post-petition current and long-term liabilities of the Sellers, and issued approximately $6,300 of letters of credit as security for an insurance plan and certain leases.

The cash portion of the purchase price and related transaction expenses were financed with $75,000 of borrowings under a Senior Unsecured Credit Facility, acquired cash and cash on hand.  The common stock, stock options and preferred stock issued to the affiliates of the Sellers included an aggregate of 41,360 shares of our Class A Common Stock, 2,064 shares of our Series A 12.5% Cumulative Compounding Preferred Stock (Series A), 1,393 shares of our Series B 13.5% Cumulative Compounding Preferred Stock (Series B), 1,946 shares of our Series C 15% Cumulative Compounding Participating Preferred Stock (Series C) and options to purchase 3,485 shares of our Class A Common Stock. The value of the common stock was determined to be its par value which was $0.001 per share. The value of the preferred stock was its liquidation preference value upon issuance of $1, $1, and $2 per share for the Series A, Series B and Series C, respectively.

The following table presents the preliminary allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash and cash equivalents	$3,938
Trade accounts receivable	2,856
Inventories	1,392
Other current assets	1,429
Property and equipment	47,697
Other assets	3,810
Goodwill	47,856
Total assets acquired	108,978

Accounts payable and accrued liabilities	17,571
Other liabilities	2,459
Total liabilities assumed	20,030
Net assets acquired	$88,948

The primary reason for the Chevys Acquisition was to add a complementary growth vehicle in the full-service Mexican segment of the restaurant industry. The company attributes the goodwill associated with the Chevys Acquisition to the historical financial performance and the anticipated future performance of Chevys. The Company is in the process of obtaining third-party valuations of certain intangible assets acquired in the Chevys Acquisition; accordingly, the purchase price allocation required by SFAS No. 141 has not yet been finalized. The allocation of the purchase price is based on preliminary data and could change when the final valuation of certain property and equipment and certain intangible assets is completed.

The following pro forma consolidated results of operations have been prepared as if the Chevys Acquisition had occurred on December 29, 2003 (the first day of fiscal year 2004):

	Three Months Ended
	March 27,	March 28,
	2005	2004
Total revenues	$131,247	$130,638
Net income (loss) before redeemable preferred stock accretion	1,101	(408)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Chevys Acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.             Long-Term Debt

Long-term debt consists of the following:

	March 27, 2005	December 26, 2004
Senior secured notes due 2010	$105,000	$105,000
Senior Unsecured Credit Facility	75,000	—
Mortgage	808	—
Other	63	63
	180,871	105,063

Less current portion	(113)	(63)

	$180,758	$105,000

On March 31, 2004, the Company retired the existing Revolving Credit and Term Loan Agreement and entered into a new Amended and Restated Revolving Credit Agreement (the “Line”) providing for $30,000 of Senior Secured Credit Facilities with a lead bank acting as Lead Arranger and Administrative Agent. The Line includes a $15,000 letter of credit facility and a $15,000 revolving credit facility, with a $15,000 sub-limit for letters of credit. No amounts were outstanding under the Line as of March 27, 2005.

On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010 (the “Notes”). Interest on the Notes is payable semiannually on April 1 and October 1 each year, and commenced October 1, 2004. The proceeds of the Notes were used to repay a portion of the Senior A, B and C term loans, the Subordinated Debt and the fees associated with the sale of the Notes and the Line. Concurrent with the retirement of the Subordinated notes and the Senior A, B and C term loans, the company wrote-off the unamortized cost of the associated deferred debt fees in the amount of $4,677, recorded in Debt Termination Costs in the income statement.  As a result of the failure of the Company to consummate an exchange offer of registered notes for the Notes, on November 8, 2004, the interest rate on the Notes increased by 0.25% per annum and an additional 0.25% per annum on February 6, 2005.  Such increased interest will continue to accrue (subject to further increase) until the Company completes the exchange offer.

On January 11, 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.  Obligations under the Senior Unsecured Credit Facility are guaranteed by subsidiaries.  Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%.  As of April 18, 2005, the interest rate on the term loan was 12.27%.

On January 11, 2005, the Company assumed a $0.8 million mortgage (the “Mortgage”), secured by the building and improvements of one of the restaurants acquired in the Chevys Acquisition. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April, 2015.

The terms of the amended and Restated Credit Agreement, the Notes and the Senior Unsecured Credit Facility include specific financial and other covenants, all of which the Company was in compliance with at March 27, 2005.

4.             Capitalization

Common Stock

The Company is authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of the Class B Common Stock are identical to the Class A Common Stock except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. There were 300,016 and 258,655 shares issued and outstanding of Class A Common Stock at March 27, 2005 and December 26, 2004, respectively. There were 15,867 shares issued and outstanding of Class B Common Stock at March 27, 2005 and December 26, 2004.

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

The liquidation preference on the Series A and Series B accretes at the stated rates, and the liquidation preference on Series C accretes at the stated rate on the liquidation preference value; dividends (representing the accreted liquidation preference) are to be paid from legally available funds, when and if declared by the board of directors. If dividends are not declared, a dividend will continue to accrue and will be paid as dividends only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the Preferred Stock. Accretion of the liquidation preference on the Redeemable Preferred Stock was $3,390 and $11,862 during the three months ended March 27, 2005 and year ended December 26, 2004, respectively, and is reflected as an increase in the preferred stock values and an increase in the accumulated deficit.

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

A summary of the status of the Company’s two stock option plans as of March 27, 2005, and March 28, 2004, and changes during the periods ending on these dates, is presented below:

	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price
Outstanding—December 26, 2004	5,250	$10.00	81,333	$33.19

Granted	682	10.00	4,839	$30.52
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding—March 27, 2005	5,932	$10.00	86,172	$33.04

Exercisable at March 27, 2005	5,932	$10.00	21,123	$60.01

Under the 1998 Stock-Based Incentive Compensation Plan, the Company granted stock options 50% of whose vesting is contingent on one or more performance conditions. For stock options granted in 2000, the vesting is contingent on the Company’s Equity Value, as defined in its Plan, exceeding a specified threshold. If as of June 30, 2005, the Equity Value has not exceeded the prescribed threshold, then the performance-based portion of the option will be cancelled. For the stock option granted in 2001, 50% of the vesting is conditional on a change in control.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2005 options respectively: risk-free interest rates of 3.96% and 3.87%; and expected lives of six years and volatility of 35% for both years. The weighed-average remaining contractual life of the employee stock options granted under the 1998 Stock-Based Incentive Compensation Plan is four years and the weighted-average fair value of the employee stock options granted under the 1998 Stock-Based Incentive Compensation Plan is $41.14 per share. The weighted-average remaining contractual life of the employee stock options granted under the 2000 Stock-Based Incentive Compensation Plan is eight years and the weighted-average fair value of the employee stock options granted under the 2000 Stock-Based Incentive Compensation Plan is $0.47 per share.

At March 27, 2005, the Company has outstanding stock options granted under the 1998 Stock-Based Incentive Compensation Plan and the 2000 Stock-Based Incentive Compensation Plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value as of the underlying common stock on the date of grant, or in the case of performance based options have an exercise price above the market value as of the underlying common stock on March 27, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Under SFAS No. 148, the Company would have incurred $567 additional compensation expense for the three months ended March 27, 2005.

5.             Related Party Transactions

The Company has a management agreement with two of its stockholders. The stockholders are paid fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. Expenses relating to the agreement of $117 and $61 were recorded as general and administrative expense in the three months ended March 27, 2005 and March 28, 2004.

On January 19, 2005, the Company paid $833,333 and $166,667 to Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLP, respectively, for advisory and transactional services provided to our Company pursuant to the Amended and Restated Management Agreement in connection with the Chevys Acquisition.

Effective March 31, 2004, the Company cancelled its management agreement with Restaurant Associates Corp. to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal services. Two of our directors are employees of Restaurant Associates Corp. Expenses relating to this agreement of $64 were recorded as general and administrative expense for the three months ended March 28, 2004.

Notes receivable from stockholders consisted of amounts due from stockholders related to the acquisition of the Company’s Common and Preferred Stock. The notes bore interest at 8.0% and were fully repaid on June 28, 2004.

6.             Sale Leaseback Transaction

On March 31, 2004, the Company sold and leased back the land and building underlying five of the Company’s restaurants (three in Missouri and two in California) for total net proceeds of $12,012 (the “Sale Leaseback Transaction”). The Sale-Leaseback Transaction resulted in deferred gain of $3,927 that is being amortized over the lives of the related leases. For the three month period ended March 27, 2005, the Company recognized $96 of the deferred gain which was recorded in other income (expense), net.

The leases underlying the Sale-Leaseback Transaction have initial 20-year non-cancelable terms and qualify for operating lease treatment. The impact of the Sale-Leaseback Transaction resulted in an increase in rent expense of approximately $1,025 in 2004.  The proceeds of the Sale-Leaseback Transaction were used to repay a portion of the Senior A, B and C term loans.

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

Overview

Real Mex Restaurants, Inc. (referred to hereafter as “we”, “our” and “Company”) is one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. We currently operate 199 restaurants, of which 164 are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants, LLC, which we formed in connection with the Chevys Acquisition, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

Our three primary restaurant concepts, El Torito, Acapulco and Chevys, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service.  In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 16 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Who Song & Larry’s; Keystone Grill; and Fuzio Universal Pasta.

On January 11, 2005 we completed the Chevys Acquisition, acquiring 69 Chevys restaurants and five Fuzio Universal Pasta restaurants and assuming franchise agreements for 37 franchised Chevys restaurants and five franchised Fuzio Universal Pasta restaurants.  The purchase price for the Chevys Acquisition was approximately $77.9 million in cash and the assumption of certain liabilities, plus the issuance of Real Mex common and preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC.  See “Notes to Consolidated Financial Statements”. Chevys’ results of operations have been included in our Company’s consolidated financial statements since the date of the acquisition.

In December 2004, we opened our first new El Torito restaurant in five years, located in Encinitas, California.  We opened our second new El Torito restaurant in Corona, California in April 2005, and plan to open three additional restaurants in 2005.

Restaurant revenues includes sales of food and alcoholic and other beverages. Other revenues consists primarily of sales by Real Mex to outside customers of processed and packaged prepared foods and other merchandise items.

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

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended March 27, 2005 and March 28, 2004 consist of thirteen weeks. When calculating same store sales, we include a restaurant that has been open for more than 12 months and for the entirety of each comparable period. References to same store sales contained in this report do not include Chevys.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill, income taxes, impairment of long-lived assets and self-insurance reserves. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to make adjustments to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates under different assumptions or conditions.

For future information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see our form 10-K filed for the fiscal year ended December 26, 2004.

Impact of Recently Issued Accounting Principles

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for annual, rather than interim, periods that begin after June 15, 2005. The Company will apply this Statement to all awards granted on or after December 25, 2005 and to awards modified, repurchased, or cancelled after that date. We expect that the implementation of the provisions of SFAS No. 123R will have an impact consistent with our disclosures included under SFAS No. 148 in our fiscal 2004 Form 10-K.

Results of Operations

Our operating results for the three months ended March 27, 2005 and March 28, 2004 are expressed as a percentage of total revenues below:

	Three Months Ended
	March 27, 2005	March 28, 2004
Total revenues	100.0%	100.0%
Cost of sales	25.2	24.6
Labor	36.2	37.4
Direct operating and occupancy expense	23.7	23.4
Total operating costs	85.0	85.3
General and administrative expense	6.2	5.5
Depreciation	3.7	4.1
Operating income	4.9	4.9
Pre-opening costs	0.1	0.2
Interest expense	4.4	4.1
Total other expense, net	3.7	3.6
Income before tax provision	1.1	1.3
Net income	1.1	1.3

Three months ended March 27, 2005 compared to the three months ended March 28, 2004

Total Revenues.  Total revenues increased by $43.5 million, or 54.5%, to $123.3 million in the first quarter of 2005 from $79.8 million in the first quarter of 2004 due to a $41.3 million increase in restaurant revenues and a $2.2 million increase in other revenues.  The increase in restaurant revenues was the result of the inclusion in our results of operations of the Chevys restaurant sales of $40.8 million combined with comparable store sales increases of 3.3% in the quarter, partially offset by restaurant closures.  The increase in comparable store sales was driven by increases in pricing in El Torito concept restaurants of approximately 1.2% and in Acapulco concept restaurants of approximately 1.9%, increases in customer counts of 2.9% in the El Torito restaurants and decreased discounting in the Acapulco restaurants.  The $2.2 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.

Cost of Sales.  Total cost of sales of $31.0 million in the first quarter of 2005 increased $11.4 million or 58.2% as compared to the first quarter of 2004 primarily due to the inclusion in our results of operations of the Chevys restaurants cost of sales of $10.2 million combined with higher costs associated with the increase in sales to outside customers by our distribution facility.  As a percentage of total revenues, cost of sales increased to 25.2% for the first quarter of 2005 from 24.6% for the first quarter of 2004.

Labor.  Labor costs of $44.6 million in the first quarter of 2005 increased by $14.8 million or 49.6% as compared to the first quarter of 2004. The increase in labor cost dollars associated with the inclusion in our results of operations of the Chevys restaurants was $14.8 million.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percent of total revenues, labor costs decreased to 36.2% for the first quarter of 2005 from 37.4% for the first quarter of 2004 primarily due to lower hourly labor expense as a percent of sales due to continued focus on hourly labor controls and scheduling.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $29.2 million in the first quarter of 2005 increased by $10.6 million or 56.7% as compared to the first quarter of 2004. The increase in direct operating and occupancy expense associated with the inclusion in our results of operations of the Chevys restaurants was $10.7 million.  Direct operating and occupancy expense as a percentage of sales increased to 23.7% in the first quarter of 2005 from 23.4% in the first quarter of 2004.

General and Administrative Expense.  General and administrative expense of $7.6 million in the first quarter of 2005 increased by $3.2 million or 71.8% primarily due to increased staffing associated with the Chevys Acquisition.  General and administrative expense as a percentage of sales increased to 6.2% in the first quarter of 2005 from 5.5% in the first quarter of 2004.

Depreciation.  Depreciation expense of $4.5 million in the first quarter of 2005 increased $1.3 million or 38.7% as compared to the first quarter of 2004.  The increase associated with the inclusion in our results of operations of the Chevys restaurants was $1.4 million. As a percentage of total revenues, depreciation decreased to 3.7% for the first quarter of 2005 from 4.1% for the first quarter of 2004.

Interest Expense.  Interest expense of $5.4 million in the first quarter of 2005 increased $2.2 million or 66.4% as compared to the first quarter of 2004 primarily due to increased debt levels associated with the $105.0 million in Notes and the $75.0 million Senior Unsecured Credit Facility.  As a percentage of total revenues, interest expense increased to 4.4% for the first quarter of 2005 from 4.1% for the first quarter of 2004.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs.  Our indebtedness, including capital lease obligations, at March 27, 2005 was $182.2 million, and we had $3.2 million of revolving credit availability under our Line.  Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Line will be adequate to meet our liquidity needs for the foreseeable future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Line in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities.  We had net cash provided by operating activities of $6.7 million for the three months ended March 27, 2005 compared with net cash provided by operating activities of $6.0 million for the three months ended March 28, 2004. The increase in cash provided by operating activities was primarily attributable to an increase in inventories at Real Mex attributable to the initiation of distribution services to the Chevys restaurants.

Investing Activities.  We completed the Chevys Acquisition on January 11, 2005.  Asset acquisition costs for the three months ended March 27, 2005 were $74.8 million.  We expect to make capital expenditures totaling approximately $20.1 million in fiscal 2005 of which $7.6 million is expected to be spent on our Chevys and Fuzio Universal Pasta restaurants including approximately $2.0 million related to upgrades to the Chevys POS system and $5.6 million for maintenance capital expenditures.  The remaining $12.5 million in capital expenditures includes approximately $6.2 million in maintenance capital expenditures and approximately $6.3 million to build four new El Torito or El Torito Grill restaurants.  As of March 27, 2005, we made capital expenditures totaling approximately $3.5 million comprised of $2.6 million of maintenance capital expenditures and $0.9 million for new restaurant development.

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

Financing Activities.  We had net cash provided by financing activities of $72.3 million for the three months ended March 27, 2005 compared with net cash used in financing activities of $1.4 million for the three months ended March 28, 2004. The increase in cash provided by financing activities was primarily due to the issuance of $75.0 million in notes under a Senior Unsecured Credit Facility to fund the Chevys Acquisition.

Debt and Other Obligations

On March 31, 2004, we sold $105.0 million aggregate principal amount of old notes.  At the closing of the sale of the old notes, we used the proceeds from the sale of the Notes and the Sale-Leaseback Transaction to repay term loans then outstanding under our prior credit facility of $70.2 million and subordinated notes of $44.4 million in full, and entered into a new senior secured credit facility.  In connection with the retirement of our term loans then outstanding, we took a charge of $4.7 million consisting of deferred financing costs and discounts on the retired debt and termination of an interest rate swap agreement at a cash cost of $0.2 million.

Senior Unsecured Credit Facility.  Concurrently with the closing of the Chevys Acquisition, we entered into a $75.0 million Senior Unsecured Credit Facility, consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.  Our obligations under the Senior Unsecured Credit Facility are guaranteed by our subsidiaries.  Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at our option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%.  As of March 18, 2005, the interest rate on the term loan was 12.27%.

Our Senior Unsecured Credit Facility contains various affirmative and negative covenants, which among other things, requires us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes).  We are required to maintain certain minimum interest coverage ratios ranging from (i) 1.75 to 1.00 for the four fiscal quarters ending on or prior to June 30, 2005, (ii) 1.85 to 1.00 for the four fiscal quarters ending on or prior to September 30, 2005 through March 31, 2006, (iii) 2.00 to 1.00 for the four fiscal quarters ending on or prior to June 30, 2006 through December 31, 2006, (iv) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (v) 2.30 to 1.00 thereafter until maturity.  Pursuant to the terms of the Senior Unsecured Credit Facility, interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period.

Line.  Our Line was initially comprised of a $15.0 million revolving credit facility, which had a $2.0 million sub-limit for letters of credit (the “Revolving Credit Facility”) and a $15.0 million letters of credit facility (the “Letters of Credit Facility”).  At the closing of the sale of the old notes, we utilized the Letters of Credit Facility in its entirety and utilized an additional $2.0 million from the Revolving Credit Facility to secure approximately $17.0 million in outstanding letters of credit, which serve as collateral for our various self-insured workers’ compensation and other insurance programs.  On January 11, 2005, concurrent with the closing of the Chevys Acquisition, we amended the Line to, among other things, modify certain covenants, change the maturity date to June 30, 2008 (subject to extension to March 31, 2009 provided that the Senior Unsecured Credit Facility (as defined below) has been repaid and terminated in full on or prior to June 29, 2008), and increased the sub-limit for letters of credit availability under the Revolving Credit Facility from $2.0 million to $15.0 million (subject to an overall limitation of $30.0 million availability under the Line).  At the closing of the Chevys Acquisition, we utilized an additional $6.4 million from the Revolving Credit Facility to secure assumed letters of credit which serve as collateral for Chevys’ workers’ compensation insurance programs and to guarantee performance under certain of Chevys’ operating leases.

Under the Line, interest accrues based upon a total leverage ratio calculation. The interest under the Line accrues, at our option, at either (i) the base rate of interest in effect from time to time, which is the higher of the lender’s prime rate as announced from time to time or the federal funds rate plus 0.50%, plus the current applicable margin of 1.75% or (ii) a London Inter Bank Offering Rate for deposits as reported by a generally recognized financial reporting service plus the current applicable margin of 4.0%. Our Line is guaranteed by our subsidiaries and secured by, among other things, perfected first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and perfected first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets, with certain limited exceptions. The lien on the collateral securing the Line is senior to the lien on the collateral securing the notes and the guarantees of the notes.

Our Line contains various affirmative and negative covenants and restrictions, which among other things, requires us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger.  We are required to maintain certain cash flow ratios determined on an annual basis equal to (i) 1.40 to 1.00 for the period December 31, 2004 to December 31, 2005, (ii) 1.70 to 1.00 for the period January 1, 2006 to December 31, 2006, (iii) 1.80 to 1.00 for the period January 1, 2007 to December 31, 2007, and (iv) 1.90 to 1.00 for the period January 1, 2008 and thereafter until maturity.  Pursuant to the terms of the Line, cash flow ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

Senior Secured Notes due 2010.  Interest on the notes accrues at a rate of 10% per annum and is payable semiannually on April 1 and October 1 of each year, commencing October 1, 2004.  The notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing the notes.  The notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our Line.  The indenture governing the notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets.  The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least (i) 2.25 to 1.00 in the case of any incurrence on or before April 1, 2006 and (ii) 2.50 to 1.00 in the case of any incurrence after April 1, 2006.  The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein).

We can redeem the notes on or after April 1, 2007, except that we may redeem up to 35% of the notes prior to April 1, 2007 with the proceeds of one or more public equity offerings.  We are required to redeem the old notes under certain circumstances involving a change of control.  Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of the notes.

On June 9, 2004, we filed a registration statement with respect to notes having substantially identical terms as the old notes, as part of an offer to exchange registered notes for the Notes (the “Exchange Offer”).  We temporarily suspended and extended the Exchange Offer on October 27, 2004 in connection with the pending acquisition of Chevys.  As a result of the suspension of the Exchange Offer, pursuant to the terms of a registration rights agreement entered into with the initial purchasers of the old notes, we began paying additional interest on the old notes on November 8, 2004 at the rate of 0.25% per annum, which rate increased by an additional 0.25% per annum on February 6, 2005.  Such additional interest will continue to accrue (subject to further increase) until we complete the Exchange Offer.

Mortgage.  Concurrently with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage (the “Mortgage”) secured by the building and improvements of one of the restaurants acquired in the transaction. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April, 2015.

In connection with our acquisition of El Torito, we assumed capitalized lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million.  The capitalized lease obligations have a weighted average interest rate of

10.0%.  As of March 27, 2005, the principal amount due relating to capitalized lease obligations was $1.4 million.  Principal and interest payments on the capital lease obligations are due monthly and range from $1,100 to $7,500 per month.  The capital lease obligations mature between 2005 and 2027.

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

Furthermore, the costs of the Chevys Acquisition could significantly impact our short-term operating results. These costs could include:

•              restructuring charges associated with the Chevys Acquisition; and

•              acquisition costs including accounting and legal fees, investment banking fees, recognition of transaction-related obligations and various other acquisition-related costs.

The integration of Chevys will require the expenditure of substantial managerial, operating, financial and other resources and may also lead to a diversion of management’s attention from our ongoing business concerns.

Our substantial level of indebtedness could adversely affect our financial condition.

We have substantial indebtedness.  As of March 27, 2005, we had $182.3 million of indebtedness including obligation under capital leases.  Subject to restrictions in the indenture for the Notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:

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

Forward Looking Statements

This report includes “forward looking statements” within the meaning of the federal securities laws.  Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” or “could” or words or phrases of similar meaning. They may relate to, among other things: our liquidity and capital resources; legal proceedings and regulatory matters involving our Company; food-borne illness incidents; increases in the cost of ingredients; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other casual dining restaurants; our ability to expand; and anticipated growth in the restaurant industry and our markets.

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

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in fiscal years 2005 and 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. We currently do not have any borrowings outstanding under our Line. We currently have $75.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates, as of May 1, 2005, would have a net after tax impact of $0.9 million on earnings in fiscal 2005.

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
4.1

Second Supplemental Indenture, dated as of January 10, 2005, among Chevys Restaurants, LLC, Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee (Filed with the Securities and Exchange Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-124670) on May 5, 2005 and incorporated by reference herewith)

10.1

Joinder Agreement, dated as of January 11, 2005, among Real Mex Restaurants, Inc., J.W. Childs Equity Partners, L.P., JWC Chevys Co-Invest, LLC, Bruckmann, Rosser, Sherrill & Co., L.P. and Bruckmann, Rosser, Sherrill & Co., II L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Form 8-K (File No. 333-116310) on January 18, 2005 and incorporated by reference herewith)

10.2

Term Loan Credit Agreement, dated as of January 11, 2005, among Real Mex Restaurants, Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Form 8-K (File No. 333-116310) on January 18, 2005 and incorporated by reference herewith)

10.3

Second Amendment and Consent, dated as of January 11, 2005, among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Franchising Company, El Torito Restaurants, Inc., Acapulco Restaurants of Encinitas, Inc., TARV, Inc., Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, ALA Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., CKR Acquisition Corp., Chevys Restaurants, LLC, Fleet National Bank and Union Bank of California, N.A. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Form 8-K (File No. 333-116310) on January 18, 2005 and incorporated by reference herewith)

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

REAL MEX RESTAURANTS, INC.

Dated: May 10, 2005	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: May 10, 2005	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (principal financial and accounting officer)