Form 10-Q
period 2005-06-26
Real Mex Restaurants, Inc.
filed 2005-08-08
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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
(310) 513-7500

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of July 30, 2005, the registrant had outstanding 300,016 shares of Class A Common Stock, par value $0.001 per share, and 15,867 shares of Class B Common Stock, par value $0.001 per share.

Real Mex Restaurants, Inc. and Subsidiaries
Index

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	June 26,	December 26,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,079	$10,690
Trade receivables, net	8,581	4,312
Other receivables	507	157
Inventories	12,054	6,616
Deferred tax asset	1,371	1,371
Prepaid expenses and supplies	6,360	3,754
Total current assets	34,952	26,900

Property and equipment, net	81,241	35,848
Goodwill, net	154,377	105,387
Deferred charges	7,036	5,003
Deferred tax asset	7,769	7,769
Other assets	7,175	6,044
Total assets	$292,550	$186,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$55,698	$42,505
Current portion of long-term debt	115	63
Current portion of capital lease obligations	209	242
Total current liabilities	56,022	42,810

Long-term debt, less current portion	180,744	105,000
Capital lease obligations, less current portion	1,094	1,198
Other liabilities	11,005	8,094
Total liabilities	248,865	157,102

Commitments and contingencies

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12 1/2% Cumulative Compounding Preferred Stock—18,240 and 15,881 shares issued and outstanding at June 26, 2005 and December 26, 2004 respectively; liquidation preference of $33,567 and $29,644 at June 26, 2005 and December 26, 2004 respectively	33,567	29,644
Series B, 13.5% Cumulative Compounding Preferred Stock—12,323 and 10,722 shares issued and outstanding at June 26, 2005 and December 26, 2004 respectively; liquidation preference of $23,773 and $20,970 at June 26, 2005 and December 26, 2004 respectively;	23,773	20,970
Series C, 15% Cumulative Compounding Preferred Stock—17,478 and 14,975 shares issued and outstanding at June 26, 2005 and December 26, 2004 respectively; liquidation preference of $53,991 and $46,544 at June 26, 2005 and December 26, 2004 respectively;	53,991	46,544
Common Stock, $.001 par value, 2,000,000 shares authorized, 315,883 and 274,523 shares issued and outstanding at June 26, 2005 and December 26, 2004 respectively;	—	1
Warrants	4,027	4,027
Additional paid-in capital	16,203	16,202
Accumulated deficit	(87,876)	(87,539)
Total stockholders’ equity	43,685	29,849
Total liabilities and stockholders’ equity	$292,550	$186,951

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Revenues:
Restaurant revenues	$138,516	$84,873	$257,954	$163,000
Other revenues	5,144	2,481	9,014	4,145
Royalty and franchise fees	1,000	57	1,681	90
Total revenues	144,660	87,411	268,649	167,235
Costs and expenses:
Cost of sales	37,182	21,508	68,217	41,121
Labor	49,996	30,855	94,588	60,663
Direct operating and occupancy expense	34,371	19,751	63,576	38,383
General and administrative expense	6,445	4,501	14,035	8,920
Depreciation	5,456	2,754	9,970	6,009
Pre-opening costs	159	(53)	330	125
Loss on impairment of property and equipment	—	8	216	8

Operating income	11,051	8,087	17,717	12,006

Other income (expense):
Casualty gain (loss)	(14)	(14)	(14)	548
Interest expense	(5,907)	(3,130)	(11,301)	(6,372)
Debt termination costs	—	(4,677)	—	(4,677)
Other income (expense), net	(38)	213	87	(6)

Total other expense, net	(5,959)	(7,608)	(11,228)	(10,507)

Income before income tax provision	5,092	479	6,489	1,499

Income tax provision	—	56	2	67

Net income	5,092	423	6,487	1,432

Redeemable preferred stock accretion	(3,433)	(2,747)	(6,824)	(5,532)

Net income (loss) attributable to common stockholders	$1,659	$(2,324)	$(337)	$(4,100)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	June 26,	June 27,
	2005	2004
Operating activities
Net income	$6,487	$1,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,970	6,009
Amortization of:
Deferred financing	873	440
Debt discount	—	114
Gain on disposal of property and equipment	(79)	(203)
Debt termination costs	—	4,247
Casualty gain	—	(548)
Impairment of property and equipment	216	8
Changes in operating assets and liabilities:
Trade and other receivables	(1,971)	(356)
Inventories	(4,056)	(714)
Prepaid expenses and supplies	(1,177)	(647)
Deferred charges, net	(12)	(15)
Other assets	449	(1,247)
Accounts payable and accrued liabilities	(4,852)	376
Other liabilities	550	(263)
Net cash provided by operating activities	6,398	8,633

Investing activities
Additions to property and equipment	(7,737)	(2,951)
Chevys Acquisition, net of cash acquired of $3,913	(75,199)	—
Leasehold acquisition costs	(26)	—
Net proceeds (costs) from disposal of property	(10)	12,725
Net cash provided by (used in) investing activities	(82,972)	9,774

Financing activities
Borrowings under long-term debt agreements	75,000	105,000
Payments on long-term debt agreements and capital lease obligations	(157)	(115,890)
Payment of financing costs	(2,880)	(298)
Purchase of common stock	—	(53)
Redemption of Series A Redeemable Preferred Stock	—	(35)
Redemption of Series B Redeemable Preferred Stock	—	(24)
Payments received on stockholder loans for stock subscription notes	—	169
Interest receivable decrease on stockholder loans	—	16
Net cash provided by (used in) financing activities	71,963	(16,231)
Net increase (decrease) in cash and cash equivalents	(4,611)	2,176

Cash and cash equivalents at beginning of period	10,690	2,605
Cash and cash equivalents at end of period	$6,079	$4,781

Supplemental disclosure of cash flow information
Interest paid	$9,960	$3,605
Income taxes paid	$2	$67

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$7,349	$—
Deferral of gain on sale-leaseback recorded in other liabilities	$—	$3,927
In kind accrued interest transferred to debt	$—	$407

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 26, 2005

(in thousands, except for share data)

1.                                      Basis of Presentation

Real Mex Restaurants, Inc., a Delaware Corporation (together with its subsidiaries, the “Company”), was formed on May 15, 1998.

The Company, primarily through its major subsidiaries El Torito Restaurants, Inc. (El Torito), Chevys Restaurants, LLC (Chevys) and Acapulco Restaurants, Inc. (Acapulco), currently operates 198 restaurants, of which 163 are located in California and the remainder are located in 12 other states, primarily under the trade names El Torito Restaurant, Chevys Fresh Mex and Acapulco Mexican Restaurant Y Cantina. The Company’s other major subsidiary, Real Mex Foods, Inc., (Real Mex) provides internal production, purchasing and distribution services for the restaurant operations. On a limited basis, Real Mex also manufactures specialty products for sale to outside customers.

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

The aggregate purchase price for the Chevys Acquisition of $89,302 consisted of approximately $77,900 in cash, the issuance of common stock, stock options and preferred stock to certain affiliates of the Sellers valued at $7,349, transaction costs of  $3,237 and the assumption of an $816 mortgage loan. Additionally, the Company assumed certain liabilities, including ordinary course post-petition current and long-term liabilities of the Sellers, and issued approximately $6,300 of letters of credit as security for an insurance plan and certain leases.

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

The following table presents the preliminary allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash and cash equivalents	$3,913
Trade accounts receivable	2,648
Inventories	1,382
Other current assets	1,429
Property and equipment	47,839
Other assets	3,604
Goodwill	48,991
Total assets acquired	109,806

Accounts payable and accrued liabilities	18,045
Other liabilities	2,459
Total liabilities assumed	20,504
Net assets acquired	$89,302

The primary reason for the Chevys Acquisition was to add a complementary growth vehicle in the full-service Mexican segment of the restaurant industry. The Company attributes the goodwill associated with the Chevys Acquisition to the historical financial performance and the anticipated future performance of Chevys. The Company is in the process of obtaining certain opinions and valuations of the tax benefits acquired in the Chevys Acquisition and is also in the process of determining the lease termination costs of the Seller’s former headquarters; accordingly, the purchase price allocation required by SFAS No. 141 has not yet been finalized. The allocation of the purchase price is based on preliminary data and could change when the final valuation of certain property and equipment and certain intangible assets is completed.

The following unaudited pro forma consolidated results of operations have been prepared as if the Chevys Acquisition had occurred on December 29, 2003 (the first day of fiscal year 2004):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2005	2004	2005	2004
Total revenues	$144,660	$139,115	$276,671	$270,643
Net income (loss) before redeemable preferred stock accretion	5,092	(993)	6,193	(1,400)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Chevys Acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.                                      Long-Term Debt

Long-term debt consists of the following:

	June 26, 2005	December 26, 2004
Senior secured notes due 2010	$105,000	$105,000
Senior Unsecured Credit Facility	75,000	—
Mortgage	796	—
Other	63	63
	180,859	105,063

Less current portion	(115)	(63)

	$180,744	$105,000

On March 31, 2004, the Company retired the existing Revolving Credit and Term Loan Agreement and entered into a new Amended and Restated Revolving Credit Agreement (the “Line”) providing for $30,000 of Senior Secured Credit Facilities with a lead bank acting as Lead Arranger and Administrative Agent. The Line includes a $15,000 letter of credit facility and a $15,000 revolving credit facility, with a $15,000 sub-limit for letters of credit. No amounts were outstanding under the Line as of June 26, 2005.

On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010 (the “Notes”). Interest on the Notes is payable semiannually on April 1 and October 1 each year, and commenced October 1, 2004. The proceeds of the Notes were used to repay a portion of the Senior A, B and C term loans, the Subordinated Debt and the fees associated with the sale of the Notes and the Line. Concurrent with the retirement of the Subordinated notes and the Senior A, B and C term loans, the company wrote-off the unamortized cost of the associated deferred debt fees in the amount of $4,677, recorded in Debt Termination Costs in the income statement.  As a result of the failure of the Company to consummate an exchange offer of registered notes for the Notes, on November 8, 2004, the interest rate on the Notes increased by 0.25% per annum and an additional 0.25% per annum on February 6, 2005.  The Company completed the exchange offer for 100% of the Notes on June 7, 2005.

On January 11, 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.  Obligations under the Senior Unsecured Credit Facility are guaranteed by our subsidiaries.  Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%.  As of August 1, 2005, the interest rate on the term loan was 12.88%.

On January 11, 2005, the Company assumed a $0.8 million mortgage (the “Mortgage”), secured by the building and improvements of one of the restaurants acquired in the Chevys Acquisition. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April, 2015.

The terms of the amended and Restated Credit Agreement, the Notes and the Senior Unsecured Credit Facility include specified financial and other covenants, all of which the Company was in compliance with at June 26, 2005.

4.                                      Capitalization

Common Stock

The Company is authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of the Class B Common Stock are identical to the Class A Common Stock except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. There were 300,016 and 258,655 shares issued and outstanding of Class A Common Stock at June 26, 2005 and December 26, 2004, respectively. There were 15,867 shares issued and outstanding of Class B Common Stock at June 26, 2005 and December 26, 2004.

Redeemable Preferred Stock

The Company is authorized to issue 100,000 shares of nonvoting $0.001 par value redeemable preferred stock. Shares are issued upon approval of the board of directors and are redeemable at any time at the option of the Company.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) have a liquidation preference of $1 per share, plus accreted dividends associated with each share. With respect to dividend rights and rights of liquidation, Series A ranks senior to all classes of common stock and Series B ranks senior to all classes of common stock.

Series C 15% Cumulative Compounding Participating Preferred stock (Series C) ranks senior with respect to payment of dividends, liquidation, and redemption to the Series A and Series B preferred stock and common stock of the Company. The Series C has a liquidation preference equal to two times the original issue price of $1 per share, plus accreted dividends.

Dividends on the Series A and Series B preferred stock accrete at the stated rates on the liquidation preference value thereof, and the dividends on Series C accrete at the stated rate on the liquidation preference value thereof; dividends (representing the accreted liquidation preference) are to be paid from legally available funds, when and if declared by the board of directors. Dividends will accrue and will be payable only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the applicable series of preferred stock. Accretion of the liquidation preference on the redeemable preferred stock is reflected as an increase in the preferred stock values and an increase in the accumulated deficit.

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

A summary of the status of the Company’s two stock option plans as of June 26, 2005, and December 26, 2004, and changes during the periods ending on these dates, is presented below:

	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price
Outstanding—December 26, 2004	5,250	$10.00	81,333	$33.19

Granted	682	10.00	4,839	$30.52
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding—June 26, 2005	5,932	$10.00	86,172	$33.04

Exercisable at June 26, 2005	5,932	$10.00	21,123	$60.01

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2005 options respectively: risk-free interest rates of 3.96% and 3.87%; and expected lives of six years and volatility of 35% for both years. The weighed-average remaining contractual life of the employee stock options granted under the 1998 Stock-Based Incentive Compensation Plan is approximately four years and the weighted-average fair value of the employee stock options granted under the 1998 Stock-Based Incentive Compensation Plan is $41.14 per share. The weighted-average remaining contractual life of the employee stock options granted under the 2000 Stock-Based Incentive Compensation Plan is approximately seven years and the weighted-average fair value of the employee stock options granted under the 2000 Stock-Based Incentive Compensation Plan is $0.47 per share.

At June 26, 2005, the Company has outstanding stock options granted under the 1998 Stock-Based Incentive Compensation Plan and the 2000 Stock-Based Incentive Compensation Plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value as of the underlying common stock on the date of grant, or in the case of performance based options have an exercise price above the market value as of the underlying common stock on June 26, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Under SFAS No. 148, the Company would have incurred a $55 reduction in compensation expense for the 3 months ended June 26, 2005 and $512 additional compensation expense for the six months ended June 26, 2005.

5.                                      Related Party Transactions

The Company has a management agreement with two of its stockholders; Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLP. The stockholders are paid fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. Expenses relating to the agreement of $166 and $79 were recorded as general and administrative expense in the three months ended June 26, 2005 and June 27, 2004, respectively,  and $283 and $139 for the six months ended June 26, 2005 and June 27, 2004, respectively.

On January 19, 2005, the Company paid $833,333 and $166,667 to Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLP, respectively, for advisory and transactional services provided to the Company pursuant to the management agreement in connection with the Chevys Acquisition.

Effective March 31, 2004, the Company cancelled its management agreement with Restaurant Associates Corp. to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal services. Two of the Company’s directors are employees of Restaurant Associates Corp. Expenses relating to this agreement of $10 and $74 were recorded as general and administrative expense for the three and six months, respectively, ended June 27, 2004.

Notes receivable from stockholders consisted of amounts due from stockholders related to the acquisition of the Company’s Common and Preferred Stock. The notes bore interest at 8.0% and were fully repaid on June 28, 2004.

6.                                      Sale Leaseback Transaction

On March 31, 2004, the Company sold and leased back the land and building underlying five of the Company’s restaurants (three in Missouri and two in California) for total net proceeds of $12,012 (the “Sale Leaseback Transaction”). The Sale-Leaseback Transaction resulted in deferred gain of $3,927 that is being amortized over the lives of the related leases. The company recognized $49 of deferred gain for the three month periods ended June 26, 2005 and June 27, 2004 and $98 and $49 for the six month periods ended June 26, 2005 and June 27, 2004, respectively. The deferred gain was recorded in other income (expense), net.

The leases underlying the Sale-Leaseback Transaction have initial 20-year non-cancelable terms and qualify for operating lease treatment. The proceeds of the Sale-Leaseback Transaction were used to repay a portion of the term loans outstanding under the Company’s prior credit facility.

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

Overview

Real Mex Restaurants, Inc. (referred to hereafter as “we”, “our” and “Company”) is one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. We currently operate 198 restaurants, of which 163 are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants, LLC, which we formed in connection with the Chevys Acquisition, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

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

On January 11, 2005 we completed the Chevys Acquisition, acquiring 69 Chevys restaurants and five Fuzio Universal Pasta restaurants and assuming franchise agreements for 37 franchised Chevys restaurants and five franchised Fuzio Universal Pasta restaurants.  The purchase price for the Chevys Acquisition was approximately $77.9 million in cash and the assumption of certain liabilities, plus the issuance of Real Mex common and preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC.  See “Notes to Consolidated Financial Statements”. Chevys’ results of operations have been included in our Company’s consolidated financial statements since the date of acquisition.

In December 2004, we opened our first new El Torito restaurant in five years, located in Encinitas, California.  We opened our second new El Torito restaurant in Corona, California in April 2005, and plan to open three additional restaurants in 2005.

Our revenues are comprised of restaurant sales, other revenues and royalty and franchise fees.  Restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consist primarily of sales by Real Mex to outside customers of processed and packaged prepared foods and other merchandise items.

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

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended June 26, 2005 and June 27, 2004 consist of 13 weeks and the six months ended June 26, 2005 and June 27, 2004 consist of 26 weeks. When calculating same store sales, we include a restaurant that has been open for more than 12 months and for the entirety of each comparable period. References to same store sales contained in this report do not include the sales of Chevys or new restaurants opened this year.

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

For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see our form 10-K filed for the fiscal year ended December 26, 2004.

Impact of Recently Issued Accounting Principles

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No. 123R is now effective for the Company for our first fiscal year beginning beginning on or after June 15, 2005. The Company will apply this Statement to all awards granted on or after December 25, 2005 and to awards modified, repurchased, or cancelled after that date. We expect that the implementation of the provisions of SFAS No. 123R will have an impact consistent with our disclosures included under SFAS No. 148 in our fiscal 2004 Form 10-K.

Results of Operations

Our operating results for the three and six month periods ended June 26, 2005 and June 27, 2004 are expressed as a percentage of total revenues below:

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.7	24.6	25.4	24.6
Labor	34.6	35.3	35.2	36.3
Direct operating and occupancy expense	23.8	22.6	23.7	23.0
Total operating costs	84.1	82.5	84.3	83.9
General and administrative expense	4.5	5.1	5.2	5.3
Depreciation and amortization	3.8	3.2	3.7	3.6
Operating income	7.6	9.3	6.6	7.2
Interest expense	4.1	3.6	4.2	3.8
Debt termination costs	—	5.4	—	2.8
Total other expense, net	4.1	8.7	4.2	6.3
Income before tax provision	3.5	0.5	2.4	0.9
Net income	3.5	0.5	2.4	0.9

Three months ended June 26, 2005 compared to the three months ended June 27, 2004

Total Revenues.  Total revenues increased by $57.2 million, or 65.5%, to $144.7 million in the second quarter of 2005 from $87.4 million in the second quarter of 2004 due to a $53.6 million increase in restaurant revenues, a $2.7 million increase in other revenues and a $0.9 million increase in royalty and franchise fees.  The increase in restaurant revenues was the result of the inclusion in our results of operations of the Chevys restaurant sales of $52.4 million combined with comparable store sales increases of 3.2% in the quarter, partially offset by restaurant closures.  The increase in comparable store sales was driven by increases in pricing in El Torito concept restaurants of approximately 1.2% and in Acapulco concept restaurants of approximately 1.9%, increases in customer counts of 2.9% in the El Torito restaurants and decreased discounting in the Acapulco restaurants.  The $2.7 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.  The $0.9 million increase in royalty and franchise fees was due to fees earned from franchises acquired in the Chevys Acquisition.

Cost of Sales.  Total cost of sales of $37.2 million in the second quarter of 2005 increased $15.7 million or 72.9% as compared to the second quarter of 2004 primarily due to the inclusion in our results of operations of the Chevys restaurants cost of sales of $13.2 million combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs.  As a percentage of total revenues, cost of sales increased to 25.7% for the second quarter of 2005 from 24.6% for the second quarter of 2004 primarily due to higher commodity costs mainly in the beef, shrimp, dairy and vegetable markets.

Labor.  Labor costs of $50.0 million in the second quarter of 2005 increased by $19.1 million or 62.0% as compared to the second quarter of 2004. The increase in labor cost dollars associated with the inclusion in our results of operations of the Chevys restaurants was $18.5 million.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percent of total revenues, labor costs decreased to 34.6% for the second quarter of 2005 from 35.3% for the second quarter of 2004 primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls and scheduling.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $34.4 million in the second quarter of 2005 increased by $14.6 million or 74.0% as compared to the second quarter of 2004. The increase in direct operating and occupancy expense associated with the inclusion in our results of operations of the Chevys restaurants was $14.7 million.  Direct operating and occupancy expense as a percentage of sales increased to 23.8% in the second quarter of 2005 from 22.6% in the second quarter of 2004 primarily due to higher occupancy expense associated with the Chevys restaurants.

General and Administrative Expense.  General and administrative expense of $6.4 million in the second quarter of 2005 increased by $1.9 million or 43.2% primarily due to increased staffing associated with the Chevys Acquisition partially offset by lower corporate bonus expense.  General and administrative expense as a percentage of sales decreased to 4.5% in the second quarter of 2005 from 5.1% in the second quarter of 2004.

Depreciation.  Depreciation expense of $5.5 million in the second quarter of 2005 increased $2.7 million or 98.1% as compared to the second quarter of 2004.  The increase associated with the inclusion in our results of operations of the Chevys restaurants was $1.8 million.  As a percentage of total revenues, depreciation increased to 3.8% for the second quarter of 2005 from 3.2% for the second quarter of 2004.

Interest Expense.  Interest expense of $5.9 million in the second quarter of 2005 increased $2.8 million or 88.7% as compared to the second quarter of 2004 primarily due to interest on the $75.0 million Senior Unsecured Credit Facility which was used to finance a portion of the Chevys Acquisition and an increase in interest on letters of credit issued as security for contracts assumed in connection with the Chevys Acquisition.  As a percentage of total revenues, interest expense increased to 4.1% for the second quarter of 2005 from 3.6% for the second quarter of 2004.

Six months ended June 26, 2005 compared to the six months ended June 27, 2004

Total Revenues.  Total revenues increased by $101.4 million, or 60.6%, to $268.6 million in the first six months of 2005 from $167.2 million in the first six months of 2004 due to a $94.9 million increase in restaurant revenues, a $4.9 million increase in other revenues and a $1.6 million increase in royalty and franchise fees.  The increase in restaurant revenues was the result of the inclusion in our results of operations of the Chevys restaurant sales of $93.3 million combined with comparable store sales increases of 3.3% year-to-date, partially offset by restaurant closures.  The increase in comparable store sales was driven by increases in pricing in El Torito concept restaurants of approximately 1.2% and in Acapulco concept restaurants of approximately 1.9%, increases in customer counts of 2.9% in the El Torito restaurants and decreased discounting in the Acapulco restaurants.  The $4.9 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.  The $1.6 million increase in royalty and franchise fees was due to fees earned from franchises acquired in the Chevys Acquisition.

Cost of Sales.  Total cost of sales of $68.2 million in the first six months of 2005 increased $27.1 million or 65.9% as compared to the first six months of 2004 primarily due to the inclusion in our results of operations of the Chevys restaurants cost of sales of $23.4 million combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs.  As a percentage of total revenues, cost of sales increased to 25.4% for the first six months of 2005 from 24.6% for the first six months of 2004 primarily due to higher commodity costs mainly in the beef, shrimp, dairy and vegetable markets.

Labor.  Labor costs of $94.6 million in the first six months of 2005 increased by $33.9 million or 55.9% as compared to the first six months of 2004. The increase in labor cost dollars associated with the inclusion in our results of operations of the Chevys restaurants was $33.3 million.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percent of total revenues, labor costs decreased to 35.2% for the first six months of 2005 from 36.3% for the first six months of 2004 primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls and scheduling.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $63.6 million in the first six months of 2005 increased by $25.2 million or 65.6% as compared to the first six months of 2004. The increase in direct operating and occupancy expense associated with the inclusion in our results of operations of the Chevys restaurants was $25.4 million.  Direct operating and occupancy expense as a percentage of sales increased to 23.7% in the first six months of 2005 from 23.0% in the first six months of 2004 primarily due to higher occupancy expense associated with the Chevys restaurants.

General and Administrative Expense.  General and administrative expense of $14.0 million in the first six months of 2005 increased by $5.1 million or 57.3% primarily due to increased staffing associated with the Chevys Acquisition. General and administrative expense as a percentage of sales decreased to 5.2% in the first six months of 2005 from 5.3% in the first six months of 2004.

Depreciation.  Depreciation expense of $10.0 million in the first six months of 2005 increased $4.0 million or 65.9% as compared to the first six months of 2004. The increase associated with the inclusion in our results of operations of the Chevys restaurants was $3.2 million. As a percentage of total revenues, depreciation was relatively stable at 3.7% for the first six months of 2005 compared to 3.6% for the first six months of 2004.

Interest Expense.  Interest expense of $11.3 million in the first six months of 2005 increased $4.9 million or 77.4% as compared to the first six months of 2004 primarily due interest on the $75.0 million Senior Unsecured Credit Facility which was used to finance a portion of the Chevys Acquisition, interest on replacement letters of credit issued as security for certain contracts assumed in connection with the Chevys Acquisition.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs.  Our indebtedness, including capital lease obligations, at June 26, 2005 was $182.2 million, and we had $5.4 million of revolving credit availability under our Line. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Line will be adequate to meet our liquidity needs for the foreseeable future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Line in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities.  We had net cash provided by operating activities of $6.4 million for the six months ended June 26, 2005 compared with net cash provided by operating activities of $8.6 million for the six months ended June 27, 2004. The decrease in cash provided by operating activities was primarily attributable to an increase in inventories resulting from the initiation of distribution services to the Chevys restaurants by Real Mex, an increase in inventory levels of certain commodities to take advantage of favorable pricing and an increase in credit card receivables due to seasonally high sales levels.

Investing Activities.  We completed the Chevys Acquisition on January 11, 2005.  Cash used in investing activities associated with the Chevys Acquisition, included in our results of operations for the six months ended June 26, 2005, were $75.2 million, net of cash acquired of $3.9 million.  We expect to make capital expenditures totaling approximately $20.1 million in fiscal 2005. $7.6 million is expected to be spent on Chevys and Fuzio Universal Pasta restaurants of which approximately $2.0 million is for an upgrade of the POS systems and $5.6 million is for maintenance capital expenditures.  The remaining $12.5 million in capital expenditures includes approximately $6.2 million in maintenance capital expenditures for the Acapulco and El Torito restaurants and approximately $6.3 million to build four new El Torito or El Torito Grill restaurants.  As of June 26, 2005, we had made capital expenditures totaling approximately $7.7 million comprised of $5.9 million for maintenance capital expenditures and $1.8 million for new restaurant development.

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

Financing Activities.  We had net cash provided by financing activities of $72.0 million for the six months ended June 26, 2005 compared with net cash used in financing activities of $16.2 million for the six months ended June 27, 2004. The increase in cash provided by financing activities was primarily due to the issuance of $75.0 million in notes under a Senior Unsecured Credit Facility to partially fund the Chevys Acquisition.

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

Senior Unsecured Credit Facility.  Concurrently with the closing of the Chevys Acquisition, we entered into a $75.0 million Senior Unsecured Credit Facility, consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.  Our obligations under the Senior Unsecured Credit Facility are guaranteed by our subsidiaries.  Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at our option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%.  As of August 8, 2005, the interest rate on the term loan was 12.88%.

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

Line.  Our Line was initially comprised of a $15.0 million revolving credit facility, which had a $2.0 million sub-limit for letters of credit (the “Revolving Credit Facility”) and a $15.0 million letters of credit facility (the “Letters of Credit Facility”).  At the closing of the sale of the old notes, we utilized the Letters of Credit Facility in its entirety and utilized an additional $2.0 million from the Revolving Credit Facility to secure approximately $17.0 million in outstanding letters of credit, which serve as collateral for our various self-insured workers’ compensation and other insurance programs.  On January 11, 2005, concurrent with the closing of the Chevys Acquisition, we amended the Line to, among other things, modify certain covenants, change the maturity date to June 30, 2008 (subject to extension to March 31, 2009 provided that the Senior Unsecured Credit Facility has been repaid and terminated in full on or prior to June 29, 2008), and increased the sub-limit for letters of credit availability under the Revolving Credit Facility from $2.0 million to $15.0 million (subject to an overall limitation of $30.0 million availability under the Line).  At the closing of the Chevys Acquisition, we utilized an additional $6.4 million from the Revolving Credit Facility to secure assumed letters of credit which serve as collateral for Chevys’ workers’ compensation insurance programs and to guarantee performance under certain of Chevys’ operating leases.

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

On June 9, 2004, we filed a registration statement with respect to notes having substantially identical terms as the old notes, as part of an offer to exchange registered notes for the Notes (the “Exchange Offer”).  We temporarily suspended and extended the Exchange Offer on October 27, 2004 in connection with the pending acquisition of Chevys.  As a result of the suspension of the Exchange Offer, pursuant to the terms of a registration rights agreement entered into with the initial purchasers of the old notes, we began paying additional interest on the old notes on November 8, 2004 at the rate of 0.25% per annum, which rate increased by an additional 0.25% per annum on February 6, 2005.  We completed the Exchange Offer on June 7, 2005 reducing the interest rate to 10% per annum.

Mortgage.  Concurrently with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage (the “Mortgage”) secured by the building and improvements of one of the restaurants acquired in the transaction. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April, 2015.

In connection with our acquisition of El Torito, we assumed capitalized lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million.  The capitalized lease obligations have a weighted average interest rate of

10.0%.  As of June 26, 2005, the principal amount due relating to capitalized lease obligations was $1.3 million.  Principal and interest payments on the capital lease obligations are due monthly and range from $1,100 to $7,500 per month.  The capital lease obligations mature between 2005 and 2027.

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

We may make acquisitions or enter into similar transactions.

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

We have substantial indebtedness.  As of June 26, 2005, we had $182.2 million of indebtedness including obligations under capital leases.  Subject to restrictions in the indenture for the Notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:

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

Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners together control our Company, and their interests may conflict with the interests of the holders of our indebtedness.

As a result of their stock ownership, Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, and Jefferies Capital Partners, or JCP, together own beneficially approximately 65.8% of our outstanding capital stock. By virtue of their stock ownership and the terms of the securities holders agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of our Company may differ from the interests of the holders of our indebtedness, and, as such, BRS and JCP may take actions which may not be in the interests of the holders of our indebtedness. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of the holders of our indebtedness. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our indebtedness.

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

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses for the six month ended June 26, 2005 and in fiscal year 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. We currently do not have any borrowings outstanding under our Line. We currently have $75.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates, as of August 1, 2005, would have a net after tax impact of $0.6 million on earnings in fiscal 2005.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into certain fixed price purchase agreements with varying terms of generally no more than a year in duration. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

Our Company is periodically a defendant in cases involving personal injury and other matters which arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of our Company.

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

REAL MEX RESTAURANTS, INC.

Dated: August 8, 2005	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: August 8, 2005	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (principal financial and accounting officer)