Form 10-Q
period 2005-09-25
Real Mex Restaurants, Inc.
filed 2005-11-08
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 333-116310

REAL MEX RESTAURANTS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	13-4012902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5660 Katella Avenue, Suite 100

Cypress, CA 90630

(Address of principal executive offices)

Registrant’s telephone number, including area code:
(562)-346-1200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of November 5, 2005, the registrant had outstanding 300,423 shares of Class A Common Stock, par value $0.001 per share, and 15,867 shares of Class B Common Stock, par value $0.001 per share.

Real Mex Restaurants, Inc. and Subsidiaries
Index

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except for share data)

	September 25,	December 26,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,195	$10,690
Trade receivables, net	8,222	4,312
Other receivables	1,151	157
Inventories	11,946	6,616
Deferred tax asset	1,371	1,371
Prepaid expenses and supplies	5,769	3,754
Total current assets	48,654	26,900

Property and equipment, net	80,794	35,848
Goodwill, net	155,315	105,387
Deferred charges	6,815	5,003
Deferred tax asset	7,769	7,769
Other assets	6,965	6,044
Total assets	$306,312	$186,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$65,717	$42,505
Current portion of long-term debt	116	63
Current portion of capital lease obligations	206	242
Total current liabilities	66,039	42,810

Long-term debt, less current portion	180,730	105,000
Capital lease obligations, less current portion	1,041	1,198
Other liabilities	11,549	8,094
Total liabilities	259,359	157,102

Commitments and contingencies

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12 1/2% Cumulative Compounding Preferred Stock—18,240 and 15,881 shares issued and outstanding at September 25, 2005 and December 26, 2004 respectively; liquidation preference of $34,598 and $29,644 at September 25, 2005 and December 26, 2004 respectively	34,598	29,644
Series B, 13.5% Cumulative Compounding Preferred Stock—12,323 and 10,722 shares issued and outstanding at September 25, 2005 and December 26, 2004 respectively; liquidation preference of $24,565 and $20,970 at September 25, 2005 and December 26, 2004 respectively;	24,565	20,970
Series C, 15% Cumulative Compounding Preferred Stock—17,478 and 14,975 shares issued and outstanding at September 25, 2005 and December 26, 2004 respectively; liquidation preference of $56,029 and $46,544 at September 25, 2005 and December 26, 2004 respectively;	56,029	46,544
Common Stock, $.001 par value, 2,000,000 shares authorized, 316,290 and 274,523 shares issued and outstanding at September 25, 2005 and December 26, 2004 respectively;	—	1
Warrants	4,027	4,027
Additional paid-in capital	16,203	16,202
Accumulated deficit	(88,469)	(87,539)
Total stockholders’ equity	46,953	29,849
Total liabilities and stockholders’ equity	$306,312	$186,951

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Revenues:
Restaurant revenues	$131,275	$78,845	$389,229	$241,845
Other revenues	5,204	3,049	14,218	7,194
Royalty and franchise fees	1,110	39	2,791	129
Total revenues	137,589	81,933	406,238	249,168
Costs and expenses:
Cost of sales	35,367	20,203	103,584	61,324
Labor	47,103	29,663	141,691	90,326
Direct operating and occupancy expense	34,721	19,799	98,297	58,142
General and administrative expense	6,919	4,066	20,954	12,986
Depreciation	4,237	2,746	14,207	8,755
Pre-opening costs	67	—	397	125
Loss on impairment of property and equipment	—	128	216	136

Operating income	9,175	5,368	26,892	17,374

Other (expense) income:
Casualty gain	—	450	(14)	998
Interest expense	(5,768)	(3,140)	(17,069)	(9,512)
Debt termination costs	—	—	—	(4,677)
Other income (expense), net	(110)	231	(23)	225

Total other expense, net	(5,878)	(2,459)	(17,106)	(12.966)

Income before income tax provision	3,297	2,909	9,786	4,408

Income tax provision	29	3	31	70

Net income	3,268	2,906	9,755	4,338

Redeemable preferred stock accretion	(3,860)	(3,154)	(10,685)	(8,687)

Net loss attributable to common stockholders	$(592)	$(248)	$(930)	$(4,349)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	September 25,	September 26,
	2005	2004
Operating activities
Net income	$9,755	$4,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,207	8,755
Amortization of:
Deferred financing	1,255	674
Debt discount	—	114
Loss (gain) on disposal of property and equipment	166	(346)
Debt termination costs	—	4,247
Casualty gain	—	(998)
Impairment of property and equipment	216	136
Changes in operating assets and liabilities:
Trade and other receivables	(2,261)	297
Inventories	(3,948)	(1,599)
Prepaid expenses and supplies	(586)	(217)
Deferred charges, net	(17)	(59)
Other assets	600	(1,428)
Accounts payable and accrued liabilities	5,039	6,208
Other liabilities	1,189	(261)
Net cash provided by operating activities	25,615	19,861

Investing activities
Additions to property and equipment	(12,518)	(5,439)
Chevys Acquisition, net of cash acquired of $3,913	(76,011)	—
Net proceeds from disposal of property	692	13,173
Net cash (used in) provided by investing activities	(87,837)	7,734

Financing activities
Borrowings under long-term debt agreements	75,000	105,000
Payments on long-term debt agreements and capital lease obligations	(226)	(115,985)
Payment of financing costs	(3,047)	(5,706)
Purchase of common stock	—	(53)
Redemption of Series A Redeemable Preferred Stock	—	(35)
Redemption of Series B Redeemable Preferred Stock	—	(24)
Payments received on stockholder loans for stock subscription notes	—	462
Interest receivable decrease on stockholder loans	—	22
Net cash provided by (used in) financing activities	71,727	(16,319)
Net increase in cash and cash equivalents	9,505	11,276

Cash and cash equivalents at beginning of period	10,690	2,605
Cash and cash equivalents at end of period	$20,195	$13,881

Supplemental disclosure of cash flow information
Interest paid	$12,828	$3,838
Income taxes paid	$322	$70

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$7,349	$—
Deferral of gain on sale-leaseback recorded in other liabilities	$—	$3,927
In kind accrued interest transferred to debt	$—	$407

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 25, 2005

(in thousands, except for share data)

1.             Basis of Presentation

Real Mex Restaurants, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), was formed on May 15, 1998.

The Company, primarily through its major subsidiaries El Torito Restaurants, Inc. (El Torito), Chevys Restaurants, LLC (Chevys) and Acapulco Restaurants, Inc. (Acapulco), currently operates 196 restaurants, of which 161 are located in California and the remainder are located in 12 other states, primarily under the trade names El Torito Restaurant, Chevys Fresh Mex and Acapulco Mexican Restaurant Y Cantina. The Company’s other major subsidiary, Real Mex Foods, Inc. (Real Mex) provides internal production, purchasing and distribution services for the restaurant operations. On a limited basis, Real Mex also manufactures specialty products for sale to outside customers.

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

The aggregate purchase price for the Chevys Acquisition of $90,113 consisted of approximately $77,900 in cash, the issuance of common stock, stock options and preferred stock to certain affiliates of the Sellers valued at $7,349, transaction and other costs of  $4,048 and the assumption of an $816 mortgage loan. Additionally, the Company assumed certain liabilities, including ordinary course post-petition current and long-term liabilities of the Sellers, and delivered approximately $6,300 of letters of credit as security for an insurance plan and certain leases.

The cash portion of the purchase price and related transaction expenses were financed with $75,000 of borrowings under a Senior Unsecured Credit Facility, acquired cash and cash on hand.  The common stock, stock options and preferred stock issued to the affiliates of the Sellers included an aggregate of 41,360 shares of our Class A Common Stock, 2,064 shares of our Series A 12.5% Cumulative Compounding Preferred Stock (Series A), 1,393 shares of our Series B 13.5% Cumulative Compounding Preferred Stock (Series B), 1,946 shares of our Series C 15% Cumulative Compounding Participating Preferred Stock (Series C) and options to purchase 3,485 shares of our Class A Common Stock. The value of the common stock was determined to be its par value, which was $0.001 per share. The value of the preferred stock was its liquidation preference value upon issuance of $1, $1, and $2 per share for the Series A, Series B and Series C, respectively.

The following table presents the preliminary allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed, based on their estimated fair values:

Cash and cash equivalents	$3,913
Trade accounts receivable	2,644
Inventories	1,382
Other current assets	1,429
Property and equipment	47,839
Other assets	3,564
Goodwill	49,928
Total assets acquired	110,699

Accounts payable and accrued liabilities	18,296
Other liabilities	2,290
Total liabilities assumed	20,586
Net assets acquired	$90,113

The primary reason for the Chevys Acquisition was to add a complementary growth vehicle in the full-service Mexican segment of the restaurant industry. The Company attributes the goodwill associated with the Chevys Acquisition to the historical financial performance and the anticipated future performance of Chevys. The Company is currently obtaining certain valuations of the tax benefits that may be acquired in the Chevys Acquisition and is determining the final values of certain liabilities acquired; accordingly, the purchase price allocation required by SFAS No. 141 has not yet been finalized. The allocation of the purchase price is based on preliminary data and could change when the final valuations are completed.

The following unaudited pro forma consolidated results of operations have been prepared as if the Chevys Acquisition had occurred on December 29, 2003 (the first day of fiscal year 2004):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Total revenues	$137,589	$133,637	$414,260	$404,280
Net income before redeemable preferred stock accretion	3,268	1490	9,461	90

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Chevys Acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.             Long-Term Debt

Long-term debt consists of the following:

	September 25, 2005	December 26, 2004
Senior secured notes due 2010	$105,000	$105,000
Senior Unsecured Credit Facility	75,000	—
Mortgage	783	—
Other	63	63
	180,846	105,063

Less current portion	(116)	(63)

	$180,730	$105,000

On March 31, 2004, the Company retired the then existing Revolving Credit and Term Loan Agreement and entered into a new Amended and Restated Revolving Credit Agreement (the “Line”) providing for $30,000 of Senior Secured Credit Facilities with a lead bank acting as Lead Arranger and Administrative Agent. The Line includes a $15,000 letter of credit facility and a $15,000 revolving credit facility, which can also be used for letters of credit. No revolving credit loans were outstanding under the Line as of September 25, 2005. Letters of credit issued under the Line were $20.6 million as of September 25, 2005. As Of September 25, 2005, availability under the Line was $9.4 million

On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010 (the “Notes”). Interest on the Notes is payable semiannually on April 1 and October 1 each year. The proceeds of the Notes were used to repay in full the term loans then outstanding under our prior credit facility, our subordinated notes and to pay the fees associated with the sale of the Notes and the Line. Concurrent with the retirement of the subordinated notes and the term loans, the company wrote-off the unamortized cost of the associated deferred debt fees in the amount of $4,677, recorded in Debt Termination Costs in the income statement. The Company completed the exchange offer for 100% of the Notes on June 7, 2005.

On January 11, 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.  Obligations under the Senior Unsecured Credit Facility are guaranteed by the Company’s subsidiaries.  Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%.  As of November 5, 2005, the interest rate on the term loan was 13.37%.

On January 11, 2005, the Company assumed a $0.8 million mortgage (the “Mortgage”), secured by the building and improvements of one of the restaurants acquired in the Chevys Acquisition. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 1, 2015.

The terms of the Amended and Restated Credit Agreement, the Notes and the Senior Unsecured Credit Facility include specified financial and other covenants, all of which the Company was in compliance with at September 25, 2005.

4.             Capitalization

Common Stock

The Company is authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of the Class B Common Stock are identical to the Class A Common Stock except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. There were 300,423 and 258,656 shares issued and outstanding of Class A Common Stock at September 25, 2005 and December 26, 2004, respectively. There were 15,867 shares issued and outstanding of Class B Common Stock at September 25, 2005 and December 26, 2004.

Redeemable Preferred Stock

The Company is authorized to issue 100,000 shares of nonvoting $0.001 par value redeemable preferred stock. Shares are issued upon approval of the board of directors.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) have a liquidation preference of $1 per share, plus accreted dividends associated with each share. With respect to dividend rights and rights of liquidation, Series A ranks senior to all classes of common stock and Series B, and Series B ranks senior to all classes of common stock.

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

Stock Option Plans

The Company’s 1998 and 2000 Stock Option Plans (the Plans) authorize the grant of options to certain employees, directors and independent contractors for up to 12,000 and 100,000 shares, respectively, of the Company’s Common Stock. All options granted under both Plans have 10-year terms.

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

A summary of the status of the Company’s two stock option plans as of September 25, 2005, and December 26, 2004, and changes during the periods ending on these dates, is presented below:

	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price
Outstanding—December 26, 2004	5,250	$10.00	81,333	$33.19

Granted	682	$10.00	4,839	$30.52
Exercised	—	—	(407)	$0.01
Canceled	—	—	(12,481)	$92.00
Outstanding—September 25, 2005	5,932	$10.00	73,284	$23.18

Exercisable at September 25, 2005	5,932	$10.00	34,810	$43.48

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2005 options respectively: risk-free interest rates of 3.96% and 3.87%; and expected lives of six years and volatility of 35% for both years. The weighed-average remaining contractual life of the employee stock options granted under the 1998 Stock-Based Incentive Compensation Plan is approximately 3.5 years and the weighted-average fair value of the employee stock options granted under the 1998 Stock-Based Incentive Compensation Plan is $4.37 per share. The weighted-average remaining contractual life of the employee stock options granted under the 2000 Stock-Based Incentive Compensation Plan is approximately 7.5 years and the weighted-average fair value of the employee stock options granted under the 2000 Stock-Based Incentive Compensation Plan is $8.91 per share.

For options which are based on performance criteria and where the criteria have not been met, their expense is determined using variable accounting and applying the Company’s per share common stock value as of September 26, 2005 which is $32.60, reduced by expense previously recognized against those options. The Black-Scholes value of those options as of September 26, 2005 is $3.21 per option as to the March 15, 2001 grant.

At September 25, 2005, the Company has granted stock options under the 1998 Stock-Based Incentive Compensation Plan and the 2000 Stock-Based Incentive Compensation Plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant, or in the case of performance based options have an exercise price above the market value of the underlying common stock on September 25, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Under SFAS No. 148, the Company would have incurred an $8 reduction in compensation expense for the 3 months ended September 25, 2005 and $504 additional compensation expense for the nine months ended September 25, 2005.

5.             Related Party Transactions

The Company has a management agreement with two of its stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders are paid annual fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. Expenses relating to the agreement of $133 and $120 were recorded as general and administrative expense in the three months ended September 25, 2005 and September 26, 2004, respectively,  and $415 and $258 for the nine months ended September 25, 2005 and September 26, 2004, respectively.

On January 19, 2005, the Company paid $833,333 and $166,667 to Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC, respectively, for advisory and transactional services provided to the Company in connection with the Chevys Acquisition.

Effective March 31, 2004, the Company cancelled its management agreement with Restaurant Associates Corp. to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal services. Two of the Company’s directors are employees of Restaurant Associates Corp. Expenses relating to this agreement of $74 were recorded as general and administrative expense for the nine months ended September 26, 2004.

6.             Sale Leaseback Transaction

On March 31, 2004, the Company sold and leased back the land and building underlying five of the Company’s restaurants (three in Missouri and two in California) for total net proceeds of $12,012 (the “Sale-Leaseback Transaction”). The Sale-Leaseback Transaction resulted in deferred gain of $3,927 that is being amortized over the lives of the related leases. The Company recognized $49 of deferred gain for the three month periods ended September 25, 2005 and September 26, 2004 and $147 and $98 for the nine month periods ended September 25, 2005 and September 26, 2004, respectively. The deferred gain is recorded in other income (expense), net.

The leases underlying the Sale-Leaseback Transaction have initial 20-year non-cancelable terms and qualify for operating lease treatment. The proceeds of the Sale-Leaseback Transaction were used to repay a portion of the term loans outstanding under the Company’s prior credit facility.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and related notes thereto included elsewhere in this report.  The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws.  See “Forward-Looking Statements” below.

Overview

Real Mex Restaurants, Inc. (referred to hereafter as “we”, “our” and “Company”) is one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. We currently operate 195 restaurants, of which 160 are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants, LLC, which we formed in connection with the Chevys Acquisition in January 2005, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

El Torito, El Torito Grill, Acapulco and Chevys, our primary restaurant concepts, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service.  In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 16 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHARRY’S; Who·Song & Larry’s; Keystone Grill; and Fuzio Universal Pasta.

On January 11, 2005, we completed the Chevys Acquisition, acquiring 69 Chevys restaurants and five Fuzio Universal Pasta restaurants and assumed franchise agreements for 37 franchised Chevys restaurants and five franchised Fuzio Universal Pasta restaurants.  The purchase price for the Chevys Acquisition included approximately $77.9 million in cash and the assumption of certain liabilities, plus the issuance of Real Mex common and preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC.  See “Notes to Consolidated Financial Statements”. Chevys’ results of operations have been included in our Company’s consolidated financial statements since the date of acquisition.

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

Labor cost includes direct hourly and management wages, operations management bonus, vacation pay, payroll taxes, workers’ compensation insurance and health insurance.

Direct operating and occupancy expense includes operating supplies, repairs and maintenance, advertising expenses, utilities, and other restaurant related operating expenses. This expense also includes all occupancy costs such as fixed rent, percentage rent, common area maintenance charges, real estate taxes and other related occupancy costs.

General and administrative expense includes all Restaurant Support Center and other administrative functions that support our operations. Expenses within this category include executive management, supervisory and staff salaries, bonus and related employee benefits, travel and relocation costs, information systems, training, Restaurant Support Center rent, professional fees and other consulting fees.

Depreciation principally includes depreciation of capital expenditures for restaurants. Pre-opening costs are expensed as incurred and include costs associated with the opening of a new restaurant or the conversion of an existing restaurant to a different concept.

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended September 25, 2005 and September 26, 2004 consist of 13 weeks and the nine months ended September 25, 2005 and September 26, 2004 consist of 26 weeks. When calculating same store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. References to same store sales contained in this report do not include the sales of Chevys or new restaurants opened this year.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill, impairment of long-lived assets, income taxes and self-insurance reserves. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

In June 2005, the FASB Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 will not have an impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs during a Construction Period,” which requires that rental costs associated with operating leases incurred during a construction period be recognized as rental expense. As permitted under current GAAP, the Company currently capitalizes rent incurred during the construction phase. This Staff Position is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted but not required. The Company will adopt the FASB Staff Position FAS 13-1 on December 25, 2005, at which time rent will no longer be capitalized related to leases with properties under construction.

For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see our form 10-K filed for the fiscal year ended December 26, 2004.

Impact of Recently Issued Accounting Principles

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No.123R is now effective for the Company for our first fiscal year beginning on or after June 15, 2005. The Company will apply this Statement to all awards granted on or after December 25, 2005 and to awards modified, repurchased, or cancelled after that date. We expect that the implementation of the provisions of SFAS No. 123R will have an impact consistent with our disclosures included under SFAS No. 148 in our fiscal 2004 Form 10-K.

Results of Operations

Our operating results for the three and nine month periods ended September 25, 2005 and September 26, 2004 are expressed as a percentage of total revenues below:

	Three Months Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.7	24.7	25.5	24.6
Labor	34.2	36.2	34.9	36.3
Direct operating and occupancy expense	25.2	24.1	24.2	23.3
Total operating costs	85.2	85.0	84.6	84.2
General and administrative expense	5.0	5.0	5.2	5.2
Depreciation and amortization	3.1	3.4	3.5	3.5
Operating income	6.7	6.6	6.6	7.0
Interest expense	4.2	3.8	4.2	3.8
Debt termination costs	—	—	—	1.9
Total other expense, net	4.3	3.0	4.2	5.2
Income before tax provision	2.4	3.6	2.4	1.8
Net income	2.4	3.5	2.4	1.7

Three months ended September 25, 2005 compared to the three months ended September 26, 2004

Total Revenues.  Total revenues increased by $55.7 million, or 67.9%, to $137.6 million in the third quarter of 2005 from $81.9 million in the third quarter of 2004 due to a $52.4 million increase in restaurant revenues, a $2.2 million increase in other revenues and a $1.1 million increase in royalty and franchise fees.  The increase in restaurant revenues was the result of the inclusion in our results of operations of the Chevys restaurant sales of $50.8 million combined with comparable store sales increases of 3.2% in the quarter.  The increase in comparable store sales was driven by increases in pricing in El Torito concept restaurants of approximately 1.2% and in Acapulco concept restaurants of approximately 1.9%, increases in customer counts of 1.9% in the El Torito restaurants and decreased discounting in the Acapulco restaurants.  The $2.2 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.  The $1.1 million increase in royalty and franchise fees was due to fees earned from franchises acquired in the Chevys Acquisition.

Cost of Sales.  Total cost of sales of $35.4 million in the third quarter of 2005 increased $15.2 million or 75.1% as compared to the third quarter of 2004, primarily due to the inclusion in our results of operations of the Chevys restaurants’ cost of sales of $12.7 million combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs.  As a percentage of total revenues, cost of sales increased to 25.7% for the third quarter of 2005 from 24.7% for the third quarter of 2004 primarily due to higher commodity costs, mainly in the beef and dairy markets, and in higher packaging costs.

Labor.  Labor costs of $47.1 million in the third quarter of 2005 increased by $17.4 million or 58.8% as compared to the third quarter of 2004. The increase in labor costs associated with the inclusion in our results of operations of the Chevys restaurants was $17.6 million.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percent of total revenues, labor costs decreased to 34.2% for the third quarter of 2005 from 36.2% for the third quarter of 2004 primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls and scheduling.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $34.7 million in the third quarter of 2005 increased by $15.0 million or 75.7% as compared to the third quarter of 2004. The increase in direct operating and occupancy expense associated with the inclusion in our results of operations of the Chevys restaurants was $15.1 million.  Direct operating and occupancy expense as a percentage of sales increased to 25.2% in the third quarter of 2005 from 24.1% in the third quarter of 2004 primarily due to higher occupancy expense associated with the Chevys restaurants.

General and Administrative Expense.  General and administrative expense of $6.9 million in the third quarter of 2005 increased by $2.9 million or 70.2% primarily due to increased staffing associated with the Chevys Acquisition partially offset by lower corporate bonus expense.  General and administrative expense as a percentage of sales was 5.0% in both the third quarter of 2005 and the third quarter of 2004.

Depreciation.  Depreciation expense of $4.2 million in the third quarter of 2005 increased $1.5 million or 54.3% as compared to the third quarter of 2004.  The increase associated with the inclusion in our results of operations of the Chevys restaurants was $1.8 million.  As a percentage of total revenues, depreciation decreased to 3.1% for the third quarter of 2005 from 3.4% for the third quarter of 2004 primarily due to the cessation of depreciation on certain assets with a 5 year life acquired in the El Torito acquisition in June 2000.

Interest Expense.  Interest expense of $5.8 million in the third quarter of 2005 increased $2.6 million or 83.7% as compared to the third quarter of 2004 primarily due to interest on the $75.0 million Senior Unsecured Credit Facility which was used to finance a portion of the Chevys Acquisition and an increase in interest on letters of credit issued as security for contracts assumed in connection with the Chevys Acquisition.  As a percentage of total revenues, interest expense increased to 4.2% for the third quarter of 2005 from 3.8% for the third quarter of 2004.

Nine months ended September 25, 2005 compared to the nine months ended September 26, 2004

Total Revenues.  Total revenues increased by $157.1 million, or 63.0%, to $406.2 million in the first nine months of 2005 from $249.2 million in the first nine months of 2004 due to a $147.4 million increase in restaurant revenues, a $7.0 million increase in other revenues and a $2.7 million increase in royalty and franchise fees.  The increase in restaurant revenues was the result of the inclusion in our results of operations of the Chevys restaurant sales of $144.1 million combined with comparable store sales increases of 3.2% in the nine month period, partially offset by restaurant closures.  The increase in comparable store sales was driven by increases in pricing in El Torito concept restaurants of approximately 1.2% and in Acapulco concept restaurants of approximately 1.9%, increases in customer counts of 2.6% in the El Torito restaurants and decreased discounting in the Acapulco restaurants.  The $7.0 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.  The $2.7 million increase in royalty and franchise fees was due to fees earned from franchises acquired in the Chevys Acquisition.

Cost of Sales.  Total cost of sales of $103.6 million in the first nine months of 2005 increased $42.3 million or 68.9% as compared to the first nine months of 2004, primarily due to the inclusion in our results of operations of the Chevys restaurants’ cost of sales of $36.1 million combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs.  As a percentage of total revenues, cost of sales increased to 25.5% for the first nine months of 2005 versus 24.6% for the first nine months of 2004, primarily due to higher commodity costs for beef, shrimp, dairy and vegetable products.

Labor.  Labor costs of $141.7 million in the first nine months of 2005 increased by $51.4 million or 56.9% as compared to the first nine months of 2004. The increase in labor cost dollars associated with the inclusion in our results of operations of the Chevys restaurants was $50.9 million.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percent of total revenues, labor costs decreased to 34.9% for the first nine months of 2005 from 36.3% for the first nine months of 2004 primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls and scheduling combined with lower field management bonus expense.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $98.3 million in the first nine months of 2005 increased by $40.2 million or 69.1% as compared to the first nine months of 2004. The increase in direct operating and occupancy expense associated with the inclusion in our results of operations of the Chevys restaurants was $40.5 million.  Direct operating and occupancy expense as a percentage of sales increased to 24.2% in the first nine months of 2005 from 23.3% in the first nine months of 2004 primarily due to higher occupancy expense associated with the Chevys restaurants.

General and Administrative Expense.  General and administrative expense of $21.0 million in the first nine months of 2005 increased by $8.0 million or 61.4% primarily due to increased staffing associated with the Chevys Acquisition. General and administrative expense as a percentage of sales was 5.2% in both the first nine months of 2005 and in the first nine months of 2004.

Depreciation.  Depreciation expense of $14.2 million in the first nine months of 2005 increased $5.5 million or 62.3% as compared to the first nine months of 2004. The increase associated with the inclusion in our results of operations of the Chevys restaurants was $5.0 million. As a percentage of total revenues, depreciation was stable at 3.5% for both the first nine months of 2005 and for the first nine months of 2004.

Interest Expense.  Interest expense of $17.1 million in the first nine months of 2005 increased $7.6 million or 79.4% as compared to the first nine months of 2004 primarily due interest on the $75.0 million Senior Unsecured Credit Facility which was used to finance a portion of the Chevys Acquisition and interest on letters of credit issued as security for certain contracts assumed in connection with the Chevys Acquisition.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs.  Our indebtedness, including capital lease obligations, at September 25, 2005 was $182.1 million, and we had $9.4 million of revolving credit availability under our Line. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Line will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Line in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Working Capital and Cash Flows

We presently have, in the past have had, and in the future are likely to have, negative working capital balances. The working capital deficit principally is the result of accounts payable and accrued liability balances that exceed current asset balances. The largest components of accrued liabilities include reserves for self-insured workers’ compensation and general liability insurance, accrued payroll and related employee benefits costs, and gift certificate liabilities. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for capital expenditures and debt service payments under our existing indebtedness.

Operating Activities.  We had net cash provided by operating activities of $25.6 million for the nine months ended September 25, 2005 compared with net cash provided by operating activities of $19.9 million for the nine months ended September 26, 2004. The increase in cash provided by operating activities was primarily attributable to an increase in net income resulting from the results of operations of the restaurants acquired in the Chevys Acquisition.

Investing Activities.  We completed the Chevys Acquisition on January 11, 2005.  Cash used in investing activities associated with the Chevys Acquisition, included in our results of operations for the nine months ended September 25, 2005, was $76.0 million, net of cash acquired of $3.9 million.  We expect to make capital expenditures totaling approximately $20.5 million in fiscal 2005. Of this, $7.6 million in capital expenditures is estimated to be spent in Chevys and Fuzio Universal Pasta restaurants of which approximately $2.0 million is for an upgrade of the POS system and $5.6 million is for maintenance capital expenditures.  The remaining $13.1 million in capital expenditures includes approximately $6.8 million in maintenance capital expenditures for the Acapulco and El Torito restaurants and approximately $6.3 million to build four new El Torito or El Torito Grill restaurants.  As of September 25, 2005, we had made capital expenditures totaling approximately $12.5 million comprised of $9.9 million for maintenance capital expenditures and $2.6 million for new restaurant development.

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

Financing Activities.  We had net cash provided by financing activities of $71.7 million for the nine months ended September 25, 2005 compared with net cash used in financing activities of $16.3 million for the nine months ended September 26, 2004. The increase in cash provided by financing activities was primarily due to the issuance of $75.0 million in notes under a Senior Unsecured Credit Facility to partially fund the Chevys Acquisition.

Debt and Other Obligations

On March 31, 2004, we sold $105.0 million aggregate principal amount of 10% Senior Secured Notes due 2010.  We used the proceeds from the sale of the Notes and the Sale-Leaseback Transaction to repay in full term loans then outstanding under our prior credit facility of $70.2 million and subordinated notes of $44.4 million, and entered into a new senior secured credit facility.  Concurrent with the retirement of our term loans then outstanding, we took a charge of $4.7 million consisting of deferred financing costs and discounts on the retired debt and termination of an interest rate swap agreement at a cash cost of $0.2 million.

In June 2005, we completed an exchange offer to exchange all of the notes issued in March 2004 for notes registered with the SEC having substantially identical terms. Except where the context requires otherwise, references to “Notes” means both the notes issued in March 2004 and those issued in exchange therefor in 2005.

Senior Unsecured Credit Facility.  Concurrent with the closing of the Chevys Acquisition, we entered into a $75.0 million Senior Unsecured Credit Facility, consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.  Our obligations under the Senior Unsecured Credit Facility are guaranteed by our subsidiaries.  Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at our option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%.  As of November 5, 2005, the interest rate on the term loan was 13.37%.

Our Senior Unsecured Credit Facility contains various affirmative and negative covenants, which among other things, requires us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes).  We are required to maintain certain minimum interest coverage ratios of (i) 1.85 to 1.00 for the four fiscal quarters ending on or prior to September 30, 2005 through March 31, 2006, (ii) 2.00 to 1.00 for the four fiscal quarters ending on or prior to June 30, 2006 through December 31, 2006, (iii) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (iv) 2.30 to 1.00 thereafter until maturity.  Pursuant to the terms of the Senior Unsecured Credit Facility, the interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ended to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period.

Line.  Our Line was initially comprised of a $15.0 million revolving credit facility, which had a $2.0 million sub-limit for letters of credit (the “Revolving Credit Facility”) and a $15.0 million letters of credit facility (the “Letters of Credit Facility”).  At the closing of the sale of the Notes, we utilized the Letters of Credit Facility in its entirety and utilized an additional $2.0 million from the Revolving Credit Facility to secure approximately $17.0 million in then outstanding letters of credit, which served as collateral for our various self-insured workers’ compensation and other insurance programs.  On January 11, 2005, concurrent with the closing of the Chevys Acquisition, we amended the Line to, among other things, modify certain covenants, change the maturity date to June 30, 2008 (subject to extension to March 31, 2009 provided that the Senior Unsecured Credit Facility has been repaid and terminated in full on or prior to June 29, 2008), and increased the sub-limit for letters of credit availability under the Revolving Credit Facility from $2.0 million to $15.0 million (subject to an overall limitation of $30.0 million availability under the Line).  At the closing of the Chevys Acquisition, we utilized an additional $6.4 million from the Revolving Credit Facility for letters of credit which serve as collateral for Chevys’ workers’ compensation insurance programs and to guarantee performance under certain of Chevys’ operating leases. As of September 25, 2005, availability under the Line was $9.4 million.

Under the Line, interest accrues based upon a total leverage ratio calculation. The interest under the Line accrues, at our option, at either (i) the base rate of interest in effect from time to time, which is the higher of the lender’s prime rate as announced from time to time or the federal funds rate plus 0.50%, plus the current applicable margin of 1.75% or (ii) a London Inter Bank Offering Rate for deposits as reported by a generally recognized financial reporting service plus the current applicable margin of 3.5%. Our Line is guaranteed by our subsidiaries and secured by, among other things, perfected first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and perfected first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets, with certain limited exceptions. The lien on the collateral securing the Line is senior to the lien on the collateral securing the Notes and the subsidiary guarantees of the Notes.

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

Senior Secured Notes due 2010.  Interest on the Notes accrues at a rate of 10% per annum and is payable semiannually on April 1 and October 1 of each year. The Notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing the Notes.  The Notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our Line.  The indenture governing the Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets.  The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least (i) 2.25 to 1.00 in the case of any incurrence on or before April 1, 2006 and (ii) 2.50 to 1.00 in the case of any incurrence after April 1, 2006.  The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein).

We can redeem the Notes on or after April 1, 2007, except that we may redeem up to 35% of the Notes before April 1, 2007 with the proceeds of one or more public equity offerings.  We are required to redeem the Notes under certain circumstances involving a change of control.  Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of the Notes.

On June 9, 2004, we filed a registration statement with respect to notes having substantially identical terms as the Notes, as part of an offer to exchange registered notes for the Notes (the “Exchange Offer”).  We temporarily suspended and extended the Exchange Offer on October 27, 2004 due to the pending acquisition of Chevys.  As a result of the suspension of the Exchange Offer and pursuant to the terms of a registration rights agreement entered into with the initial purchasers of the Notes issued in March 2004, we began paying additional interest on these Notes on November 8, 2004 at the rate of 0.25% per annum, which rate increased by an additional 0.25% per annum on February 6, 2005. We completed the Exchange Offer on June 7, 2005 reducing the interest rate to 10% per annum.

Mortgage.  Concurrent with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage (the “Mortgage”) secured by the building and improvements of one of the restaurants acquired in the transaction. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 1, 2015.

Our acquisition of El Torito included the assumption of capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million.  The capital lease obligations have a weighted-average interest rate of 10.0%.  As of September 25, 2005, the principal amount due relating to the capital lease obligations was $1.3 million.  Principal and interest payments on the capital lease obligations are due monthly and range from $1,100 to $7,500 per month.  The capital lease obligations mature between 2005 and 2027.

Risk Factors

Food-borne illness incidents could reduce our restaurant sales.

We cannot guarantee that our internal controls and training at our restaurants and distribution and manufacturing facilities will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third party suppliers makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Third party food suppliers and transporters outside of our control could cause some food borne illness incidents. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants.

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

Our ability to maintain consistent quality menu items depends in part upon our ability to acquire fresh food products and related items, including essential ingredients used in the Mexican restaurant business such as avocados, from reliable sources in accordance with our specifications. Shortages or interruptions in the supply of fresh food products caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of food-borne diseases, inclement weather or other conditions could materially adversely affect the availability, quality and cost of ingredients, which could adversely affect our business, financial condition, results of operations and cash flows.

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

We are vulnerable to changes in consumer preferences and economic and other conditions that could harm our business, financial condition, cash flows and results of operations.

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

We are reviewing additional sites for potential future restaurants. Historically, there is a “ramp-up” period before we expect a new restaurant to achieve our targeted level of performance. This is due to higher operating costs caused by start-up and other temporary inefficiencies such as customer acceptance and unavailability of experienced staff. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our ability to:

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

We are, from time to time, faced with negative publicity relating to food quality, health inspection reports, restaurant facilities, employee relationships or other matters at specific restaurants. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we are liable. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants. A similar risk exists with respect to totally unrelated food service businesses, if customers mistakenly associate such unrelated businesses with our own operations.

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

We have been affected by increasing healthcare and workers’ compensation expenses affecting business in most industries, including ours. To manage premium increases we have elected to self-insure. Higher deductibles could result in greater exposure to our operating results and liquidity. If we are exposed to material liabilities that are not insured it could materially adversely affect our financial condition and results of operations.

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

Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In fiscal 2004, approximately 28% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. In each state in which we operate, our restaurants are also subject to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.

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

We may be required to recall specialty products that we manufacture and co-package at our manufacturing facility in the event of contamination, product tampering, mislabeling or damage to our products. We cannot assure you that product liability claims will not be asserted against us or that we will not be obligated to recall our products. A product liability judgment against us, or a product recall, could have a material adverse effect on our business, financial condition or results of operations.

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

We may expand by pursuing acquisitions, business combinations and joint ventures. We may encounter difficulties in integrating the expanded operations, entering into markets, or conducting operations where we have no or limited prior experience. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, the negotiation of potential acquisitions, business combinations or joint ventures as well as the integration of an acquired business could require us to incur significant costs and cause diversion of management’s time and resources.

Our substantial level of indebtedness could adversely affect our financial condition.

We have substantial indebtedness.  As of September 25, 2005, we had $182.1 million of indebtedness including obligations under capital leases.  Subject to restrictions in the indenture for the Notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:

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

Our current debt agreements impose, and future debt agreements may impose, significant operating and financial restrictions on us.  These restrictions will limit or prohibit, among other things, our ability to:

•              incur additional indebtedness;

•              repay indebtedness before stated maturities;

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

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities.  A breach of any of these covenants could result in default in respect of the related indebtedness.  If default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

Bruckmann, Rosser, Sherrill & Co., LLC and Jefferies Capital Partners together control our Company, and their interests may conflict with the interests of the holders of our indebtedness.

As a result of their stock ownership, Bruckmann, Rosser, Sherrill & Co., LLC, or BRS, and Jefferies Capital Partners, or JCP, together own beneficially approximately 65.8% of our outstanding capital stock. By virtue of their stock ownership and the terms of the securities holders agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of our Company may differ from the interests of the holders of our indebtedness, and, as such, BRS and JCP may take actions that may not be in the interests of the holders of our indebtedness. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of the holders of our indebtedness. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the holders of our indebtedness.

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

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses for the nine months ended September 25, 2005 and in fiscal year 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. We currently do not have any borrowings outstanding under our Line. We currently have $75.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates, as of November 5, 2005, would have a net after tax impact of $0.6 million on earnings in fiscal 2005.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered certain fixed price purchase agreements with varying terms of generally no more than a year in duration. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

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

REAL MEX RESTAURANTS, INC.

Dated: November 8, 2005	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: November 8, 2005	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (principal financial and accounting officer)