Form 10-K
period 2005-12-25
Real Mex Restaurants, Inc.
filed 2006-02-22
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 333-116310

Real Mex Restaurants, Inc.

(Exact name of Registrant as specified in its charter)

DELAWARE	13-4012902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5660 Katella Avenue, Suite 100, Cypress, CA	90630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (562) 346-1200
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

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

As of February 21, 2006, Real Mex Restaurants, Inc. had outstanding 300,423 shares of Class A Common Stock, par value $0.001 per share, and 15,867 shares of Class B Common Stock, par value $0.001 per share.

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

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these risks and uncertainties and the risks and uncertainties described in Item 1A “Risk Factors” of this report and elsewhere in this report.  Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect.  All of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or its business or operations.  In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Unless otherwise provided in this report, references to “we”, “us” and “our Company” refer to Real Mex Restaurants, Inc. and our consolidated subsidiaries.

PART I

ITEM 1.                  BUSINESS

Our Company

We are one of the largest full service, Mexican casual dining restaurant chain operator in the United States in terms of number of restaurants.  As of December 25, 2005, we had 196 restaurants, located principally in California.  Our four primary restaurant concepts, El Torito, El Torito Grill®, Chevys Fresh Mex® and Acapulco Mexican Restaurant®, offer a large variety of traditional, innovative and authentic Mexican dishes and a wide selection of alcoholic beverages at moderate prices, seven days a week for lunch and dinner, as well as Sunday brunch.  Our restaurant concepts feature fresh, high quality and flavorful foods, served in casual atmospheres.  For fiscal 2005, we generated revenues of $534.3 million, same store sales increases of 2.9%, net income of $13.4 million and net cash provided by operating activities of $31.4 million.

Chevys Acquisition

On January 11, 2005, we completed the acquisition of 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants and assumed franchise agreements relating to 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants, which we refer to as the Chevys Acquisition.  The purchase price for the Chevys Acquisition was approximately $76.2 million in cash and the assumption of certain liabilities, plus the issuance of Real Mex common and preferred equity securities to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the former owners of Chevys.

The primary reason for the Chevys Acquisition was to add a complementary growth vehicle in the full-service Mexican segment of the restaurant industry. The Company attributes the goodwill associated with the Chevys Acquisition to the historical financial performance and the anticipated future performance of Chevys. The Company is currently determining the amount, if any, of any additional tax benefits that may have been acquired in the Chevys Acquisition.  Additionally, the Company is negotiating the final purchase price with the seller based upon the terms of the sales agreement.

Our Restaurant Concepts

El Torito and El Torito Grill (39% of fiscal 2005 restaurant revenues).  Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California.  As of December 25, 2005, we operated 76 El Torito restaurants, including seven premium El Torito Grill restaurants, and this concept was the largest full service, Mexican casual dining restaurant chain in California, in terms of number of restaurants.  Our El Torito concept is dedicated to fresh, quality ingredients and authentic, made-from-scratch Mexican cuisine, including sizzling fajitas, hand-made tamales and traditional Mexican combination platters.

We feature authentic regional specialties created by our executive chef, Pepe Lopez.  El Torito restaurants are modeled after a traditional Mexican hacienda. Lunch and dinner entrees range in price from $7.99 to $16.99 with an average dining room check of $13.62 and $14.74 for El Torito and El Torito Grill, respectively, for fiscal 2005.

El Torito restaurants are primarily free standing buildings.  The restaurants average approximately 8,800 square feet with average seating of approximately 308 guests.  All but one of the El Torito properties are leased.

In the El Torito concept, we drive the traditionally slower day-parts of early evening and weekday traffic through Happy Hour offers and specialty theme menus.  During Happy Hour, guests enjoy value priced appetizers and drinks.  Our Pronto Lunch menu offers guests value priced, time sensitive entrees.  We stimulate incremental traffic with value promotions such as Cadillac Margarita ® Mondays and our longstanding Taco Tuesday programs where guests may enjoy grilled chicken or steak tacos in the cantina.

Chevys (37% of fiscal 2005 restaurant revenues).  Chevys was founded in Alameda, California in 1986.  As of December 25, 2005, we operated 68 company-owned restaurants, franchised 33 restaurants and this concept was the second largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants.  Chevys is a comfortable yet high-energy restaurant concept that offers guests an array of freshly prepared Mexican dishes in an ultra-casual atmosphere.  We offer an extensive variety of Mexican dishes, including traditional enchiladas, burritos and tacos, as well as a variety of combination platters. The food menu is complemented by a wide selection of margaritas and an assortment of Mexican and American beers. Lunch and dinner entrees range in price from $6.99 to $15.99 with an average dining room check of $12.99 for fiscal 2005.

Chevys restaurants are primarily freestanding and located in high-traffic urban and suburban areas.  Chevys restaurants generally average approximately 7,800 square feet with average seating for approximately 232 guests in the dining room and another 104 guests in the cantina.  All of the Chevys restaurant buildings are leased. The restaurant design is cantina-style with a vibrant, ultra-casual layout. A signature item of Chevys is its fresh tortilla maker called “El Machino” El Machino is generally featured in the dining room and helps reinforce the Company’s commitment to freshness.

Acapulco (17% of fiscal 2005 restaurant revenues).  The first Acapulco restaurant opened in Pasadena, California in 1960.  As of December 25, 2005, we had 36 Acapulco restaurant locations and this concept was the third largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants.  We offer California style Mexican food featuring traditional favorites as well as seafood specialties such as grilled halibut, shrimp and crab entrees.  We also feature a host of specialty drinks, including our signature house margarita made with premium Jose Cuervo Gold Tequila.  Lunch and dinner entrees range in price from $6.99 to $15.99 with an average dining room check of $14.04 for fiscal 2005.

Acapulco restaurants are primarily freestanding and located in high-traffic urban and suburban areas.  Acapulco restaurants generally average approximately 8,500 square feet with average seating for approximately 240 guests.  Many locations have attractive outdoor patios.  All but one of the restaurant buildings are leased.  Acapulco currently uses three models for restaurant decor: Hacienda, Aztec and Resort.  The three styles, which are similar to one another, have allowed our Company to match design and capital expenditures with each location’s physical plant and the site’s customer demographics.  A consistent appearance is achieved through similar exterior signage and the use of Mexican furnishings and vibrant primary color schemes in interior design throughout all Acapulco restaurants.

Acapulco benefits from long-standing value oriented day-part programs designed to drive incremental traffic during slow periods.  Beginning with Sunday brunch, guests can indulge in a champagne brunch with a variety of fresh soups, chilled salads, a taco bar with handmade tortillas, a made to order taco bar and a variety of traditional Mexican favorites.  Weekday value promotions include Happy Hour, Margarita Mondays, Kids Eat Free on Tuesdays and a lunch buffet, for time sensitive guests.

Other Restaurant Concepts (7% of fiscal 2005 restaurant revenues).  As of December 25, 2005, we operated 16 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Who·Song & Larry’s; Keystone Grill and Fuzio Universal Pasta.  We acquired most of these restaurants with the acquisitions of El Torito Restaurants, Inc. and Chevys.

Business Strengths

Fresh, Authentic, Mexican Food.  Our food and beverage offerings range from guest favorites such as sizzling fajitas, hand-made tamales and traditional Mexican combination platters to authentic regional specialties created by our executive chef.  Our executive chef makes regular visits to small villages throughout many regions of Mexico to identify new flavors and recipes, and introduces distinct dishes to our restaurant guests.  We believe that these freshly prepared made-from-scratch items underscore our authenticity. We prepare all our recipes with fresh, high quality ingredients, from our salsa to our sizzling fajitas.  El Torito is known for tableside preparations, including our most popular appetizer, our guacamole, which is made to our guests’ specifications at their table.  Our food is complemented by a variety of specialty drinks, including our house margarita, made with premium Jose Cuervo Gold Tequila.

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

Commitment to Operational Excellence. In 2005, we achieved significant increases in several key attributes of the guest’s experience at Acapulco including food quality, plate appearance, restaurant atmosphere and menu selection, as measured by guest satisfaction surveys conducted in September 2005.  These results bring the Acapulco concept to parity with El Torito in guest satisfaction surveys.  We believe this was a result of our strategic shift in focus from one of discounting, to a food, service and brand platform. We also introduced our guest measurement process to Chevys in August 2005. The data provides us with a foundation to establish goals for improvement in 2006.  We also experienced improvement in our mystery shopper scores across all brands.

Internal Production, Purchasing and Distribution Facilities.  We centralize purchasing and distribution for the majority of our raw ingredients, fresh products and alcoholic beverages through two facilities located in Buena Park and Union City, California and manufacture food products through a facility in Santa Fe Springs, California.  The purchasing and distribution facilities, encompassing approximately 67,000 square feet in Buena Park and 54,000 square feet in Union City enable us to order and deliver food items and ingredients on a timely basis.  We have been able to leverage our purchasing power and reduce delivery costs, thereby contributing to our restaurant gross margins.  Our manufacturing facility, encompassing approximately 33,000 square feet, produces certain high volume items for our Acapulco restaurants including soups, baked goods and sauce bases, enabling us to maintain food quality and consistency while reducing costs.  This facility also manufactures specialty products for sales to outside customers, marketed under the Real Mex Foods™ label as well as co-packaged under other branded names.  All three facilities have additional capacity to allow for growth in our distribution operations and production for outside customers.

Proven Management Team and Experienced Board of Directors.  We are led by a management team with extensive experience in all aspects of restaurant operations.  Our management team has an average of more than 12 years with our Company and more than 23 years of experience in the restaurant industry.  Our Chief Executive Officer, Fred Wolfe, is a long-time veteran of our Company, having served a total of 20 years with us.  From 1997 to 2001, Mr.  Wolfe served as Chief Operating Officer of California Pizza Kitchen, Inc., or CPK, and together with the other top members of CPK’s management team, successfully engineered CPK’s return to profitability and initial public offering.  In addition, a majority of our Directors have extensive management experience in the restaurant or food industry.

Business Strategy

Our primary business objective is to increase same store sales and total revenues through brand positioning, new menu and product innovation, and new restaurant openings.

Effectively Communicate Our Brand Positioning.  At our El Torito concept, we intend to continue to promote our authentic Mexican food, drink and hospitality through in-restaurant merchandising, local advertising and public relations.  In 2005, the Acapulco concept shifted the brand positioning from a discount proposition to a family of local Mexican neighborhood restaurants delivering refreshing Mexican food and drink at a good value.  In fiscal 2005, we reduced the frequency of coupons by 17% as compared to fiscal 2004 and circulation of coupons by 68.2% as compared to fiscal 2004, while increasing same store sales and profitability.  We replaced the discount message with new product introductions as limited time offers and communicated these promotions vis-à-vis direct mail, traffic sponsorships and in-restaurant merchandising. In the Chevys concept, we leveraged our equity in “Fresh Mex” and further enhanced the brand by incorporating fun and flavor into the concept’s positioning.  We introduced three promotions that boasted fresh, fun and flavor and communicated the new offers using radio, outdoor advertising, direct mail and in-restaurant merchandising.

Open New Restaurants.  We plan to open new El Torito, Chevys and El Torito Grill restaurants in and near our existing markets, primarily using internally generated cash flow.  Our new store prototype is approximately 7,500 square feet with an additional approximately 1,000 square foot patio.  Our net cash investment for a typical El Torito restaurant is generally between $1.4 million and $3.0 million, including pre-opening costs, depending on the level of landlord allowances.  Our target pre-tax, cash-on-cash return on new restaurants is more than 30%.  To successfully execute this strategy, we intend to leverage the extensive experience our management team has acquired opening new restaurants for our Company as well as for other restaurant chains.  In 2005, we opened an El Torito restaurant in Corona, California and an El Torito Grill restaurant in Sherman Oaks, California.  We also substantially completed development of new El Torito restaurants in Oxnard and Temecula, California which opened on January 12, 2006 and January 31, 2006, respectively.  In 2005, we also signed leases for a new Chevys restaurant in San Leandro, California, new El Torito restaurants in Riverside and Rancho Cucamonga, California and a new El Torito Grill restaurant in Aliso Viejo, California.    We are currently finalizing the negotiation of leases for three additional restaurant sites, which we expect to open in 2006.  In total, we plan to open nine restaurants in 2006, including the two restaurants opened in January 2006.

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

Purchasing and Distribution

We seek to obtain high quality ingredients, products and supplies from a variety of reliable sources at competitive prices.  We centralize purchasing of most of our food ingredients, products and supplies, and in February 2005, opened a distribution facility in Union City, California to service the northern California Chevys restaurants and other northern California, Nevada, Oregon and Washington restaurants. Our purchasing and distribution facilities enable us to order and distribute food items timely, enabling delivery of fresh products to our restaurants.  In addition, we obtain our beer from a variety of state regulated distributors who deliver directly to our restaurants.

Employees

As of December 25, 2005, we had approximately 12,853 employees.  Of these employees, approximately 11,582 were employed as restaurant hourly team members, 841 as restaurant managers, 226 as distribution and production facility employees, and 204 as executive, senior, and general office staff.  None of our workforce is unionized.

Restaurant Staffing.  Restaurants are assigned between three and five managers - typically, a general manager, one or more assistant managers and one chef.  The average restaurant employs approximately 64 team members - approximately 35% of who are in kitchen positions and 65% in guest service positions.  The actual number of team members in each restaurant varies depending on sales volume, physical plant design, and unique operational needs.

Turnover.  We believe one of our strengths is the relative stability of our employee staff.  We believe that in fiscal 2005, our hourly turnover of 97.7% was slightly better than the industry average, and our management turnover of 34.2% was comparable to the industry average.  Our restaurant management is heavily tenured, with Regional Directors averaging approximately 14 years, General Managers averaging approximately 9 years and Managers averaging more than 8 years.  Hourly employee tenure averages more than 3 years.  Other highly skilled positions such as chefs average 13 years with the Company.

Competition

The food service industry is competitive and affected by external changes such as economic conditions, disposable income, consumer tastes, and changing population and demographics.  Competitive factors include: food quality, variety and price; customer service; location; the number and proximity of competitors; decor; and public reputation.  We consider our principal competitors to be family dining venues and casual dining operations.  Like other food service operations, we follow changes in both consumer preferences for food and habits in patronizing eating establishments.  We intend to continue to expand into the specialty food market by selling directly to or co-packaging for restaurants, food service companies and other customers and will as a result face competition from other food service companies, many of which are more established than us.

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

Our restaurants’ sales of alcoholic beverages are subject to regulation in each state in which we operate.  Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause.  Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  In fiscal 2005, approximately 25% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcohol is an important factor in attracting customers.  The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant, and we could lose significant revenue.

Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated guest who was wrongfully served alcoholic beverages at one of our restaurants.  A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability.  Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.

Our food manufacturing operations are subject to extensive regulation by the United States Department of Agriculture, or USDA, and other state and local authorities.  Our facilities and products are subject to periodic inspection by federal, state and local authorities.  We believe that we are currently in substantial compliance with all material governmental laws and regulations and maintain all material permits and licenses relating to our operations.  We are required to have a USDA inspector on site at our manufacturing facility to ensure compliance with USDA regulations.  Nevertheless, we cannot assure you that we are in full compliance with all such laws and regulations or that we will be able to comply with any future laws and regulations in a cost-effective manner.  Failure by us to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, all of which could have a material adverse effect on our business, financial condition or results of operations.

We are also subject to the U.S.  Bio-Terrorism Act of 2002 which, among other things, requires us to provide specific information about the food products we ship in the U.S. and to register our manufacturing facilities with the United States Food & Drug Administration, or FDA.  In addition, we are subject to the Nutrition Labeling and Education Act of 1990 and the regulations promulgated there under by the FDA.  This regulatory program prescribes the format and content of certain information required to appear on the labels of food products.

Additionally, restaurants and other facilities use electricity and natural gas, which are subject to various federal and state regulations concerning the allocation of energy.  Our operating costs have been and will continue to be affected by increases in the cost of energy.

Environmental Matters

Our operations are also subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water.  Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property.  Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Although we are not aware of any material environmental conditions that require remediation by us under federal, state or local law at our properties, we have not conducted a comprehensive environmental review of our properties or operations and we cannot assure that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

Recent Developments

We have appointed financial advisors to assist our Company in exploring and evaluating strategic alternatives.  We can give no assurances that we will pursue any strategic alternatives.

ITEM 1A.              RISK FACTORS

Our results of operations and financial condition can be adversely affected by numerous risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this report. If any of the following risks actually occur, our business, financial condition, operating results, cash flows and/or future prospects could be materially adversely affected.

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

Increases in the cost of ingredients could materially adversely affect our business, financial condition, and results of operations and cash flows.

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

We are vulnerable to changes in consumer preferences and economic and other conditions that could harm our business, financial condition, and results of operations and cash flows.

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities. Factors such as traffic patterns, weather conditions, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business, financial condition, results of operations and cash flows.  We cannot assure you that consumers will continue to regard our products favorably or that we will be able to develop new products that appeal to consumer preferences, which could have a materially adverse affect on our business. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

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

We intend to open additional restaurants, which could have a material adverse effect on our business, financial condition, and results of operations and cash flows.

We are reviewing additional sites for potential future restaurants. Historically, there is a “ramp-up” period of approximately four months before we expect a new restaurant to achieve our targeted level of performance. This is due to higher operating costs caused by start-up and other temporary inefficiencies such as customer acceptance and unavailability of experienced staff. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our ability to:

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

We have been affected by increasing healthcare and workers’ compensation expenses affecting business in most industries including ours. To manage premium increases we have elected to self-insure. Higher deductibles could result in greater exposure to our operating results and liquidity. If we are exposed to material liabilities that are not insured it could materially adversely affect our financial condition and results of operations.

We may be locked into long-term and non-cancelable leases and may be unable to renew leases at the end of their terms.

Many of our current leases are non-cancelable and typically have initial terms of 10 to 20 years and one or more renewal terms of three or more years that we may exercise at our option. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. If we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. We may close or relocate the restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business. Additionally, the revenue and profit, if any, generated at a relocated restaurant, may not equal the revenue and profit generated at the existing restaurant. Furthermore, in the past, we have been forced to close profitable restaurants due to the inability to renew a lease upon the expiration of its lease term and we expect this to occur from time to time in the future.

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

Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In fiscal 2005, approximately 28% of our restaurant revenues was attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. Our restaurants are also subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us

The federal Americans with Disabilities Act and similar state laws prohibit discrimination because of disability in public accommodations and employment. Mandated modifications to our facilities (or related litigation) in the future to make different accommodations for persons with disabilities could result in material unanticipated expenses.

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

We have registered or filed applications to register certain names used by our restaurants and our food manufacturing operations as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries, including the names Acapulco Mexican Restaurant®, El Torito Grill®, Real Mex Foods™, Chevys Fresh Mex® and Fuzio Universal Pasta®.  The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

We cannot assure you that all of the steps we have taken to protect our intellectual property in the U.S. and foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S.

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

Keeping abreast of, and in compliance with, laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations will require a significant amount of management attention and external resources. We are committed to observing high standards of corporate governance and public disclosure. Consequently, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

We have substantial indebtedness, including obligations under capital leases, of approximately $182.0 million as of December 25, 2005.  Subject to restrictions in the indenture for the Notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:

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

We expect to use cash flow from operations to pay our expenses and amounts due under our outstanding indebtedness.  Our ability to make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, or to fund other liquidity needs.  If we do not have enough money, we may be required to refinance all or part of our then-existing debt, sell assets or borrow more money.  We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all.  In addition, the terms of existing or future debt agreements, including the indenture for our senior secured notes and our senior secured and unsecured credit facilities, may restrict us from adopting any of these alternatives.

The indenture for our senior secured notes and our senior secured and unsecured credit facilities impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our senior secured and unsecured credit facilities and the indenture for our senior secured notes impose, and future debt agreements may impose, significant operating and financial restrictions on us.  These restrictions will limit or prohibit, among other things, our ability to:

•              incur additional indebtedness;

•              repay indebtedness before stated maturity dates;

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

As a result of their stock ownership, Bruckmann, Rosser, Sherril & Co., LLC, or BRS, and Jefferies Capital Partners, or JCP, together own beneficially approximately 50.2% of our outstanding common stock and approximately 65% of our outstanding preferred stock.  By virtue of their stock ownership and the terms of the securities holders agreement, these entities have significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of BRS and JCP as equity owners of our Company may differ from the interests of the holders of our indebtedness, and, as such, BRS and JCP may take actions that may not be in your interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of the holders of our indebtedness. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the holders of our indebtedness.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

A change in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing accounting rules or the questioning of current accounting practices may adversely affect our reported financial results.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                  PROPERTIES

Our corporate headquarters are located in Cypress, California. We occupy this facility under a lease that expires in 2012. As of December 25, 2005, we leased 194 restaurant facilities and owned two. The majority of our leases are for ten, 15 or 20-year terms, include options to extend the terms, include rent holidays, rent escalation clauses and/or contingent rent provisions and some of our leases have tenant improvement allowances. Our restaurant leases have terms that expire between 2006 and 2027 (excluding renewal options not yet exercised) and have an average remaining term of approximately 14 years, including options.

Restaurant Locations

As of December 25, 2005, we owned, licensed or franchised 245 restaurants in 16 states and three foreign countries, of which 196 are company operated and 49 operate under franchise or license arrangements.

Our restaurant locations by concept and state as of December 25, 2005 were as follows:

	Concepts
State	El Torito (1)	Chevys	Acapulco	Franchised	Other (2)	Total
California	73	45	35	7	8	168
Missouri	0	0	0	10	4	14
Arizona	2	3	0	0	0	5
Nevada	0	3	0	0	0	3
Oregon	1	3	1	0	1	6
Washington	0	1	0	2	1	4
New Jersey	0	2	0	3	0	5
Illinois	0	2	0	3	1	6
Minnesota	0	0	0	3	0	3
Florida	0	3	0	1	0	4
Virginia	0	3	0	1	0	4
Maryland	0	2	0	2	0	4
New York	0	1	0	2	0	3
Louisiana	0	0	0	2	0	2
South Dakota	0	0	0	1	0	1
Indiana	0	0	0	0	1	1
Total domestic	76	68	36	37	16	233
Japan	0	0	0	8	0	8
United Arab Emirates	0	0	0	2	0	2
Turkey	0	0	0	2	0	2
Total including International	76	68	36	49	16	245

(1) Includes El Torito Grills which are located in California

(2) Includes Fuzio Universal Pasta, GuadalaHarry’s, Las Brisas, Keystone Grill, Who·Song&Larry’s, El Paso Cantina and Casa Gallardo

We also lease an approximately 32,000 square foot dedicated manufacturing facility located in Santa Fe Springs, California, an approximately 67,000 square foot warehouse and distribution facility located in Buena Park, California and an approximately 54,000 square foot warehouse and distribution facility located in Union City, California, for our subsidiary, Real Mex Foods, Inc.

Our owned and certain of our leased real property is pledged to secure indebtedness outstanding under our senior credit facility and our senior secured notes.

ITEM 3.                  LEGAL PROCEEDINGS

We are periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of our Company.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2005, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our outstanding common stock.

Holders

The approximate number of record holders of each of our classes of common stock as of February 21, 2006 was as follows:

Class A Common Stock: 53

Class B Common Stock: 1

Dividends

In fiscal 2005, we did not pay any dividends on our common stock.  Our ability to pay dividends is restricted by certain covenants contained in our secured and unsecured senior credit facilities, as well as certain restrictions contained in our indenture relating to our senior secured notes.

Securities Authorized For Issuance under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

ITEM 6.                  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of our Company.  The selected historical consolidated financial data has been derived from our Company’s audited consolidated financial statements for each of the fiscal years ended December 2005, 2004, 2003, 2002 and 2001. All fiscal years presented consist of 52 weeks.  This data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Fiscal Year Ended
	2005(4)		2004		2003		2002		2001

Statement of Operations Data:
Restaurant revenues	$510,013		$314,157		$307,278		$310,094		$322,857
Other revenue	20,532		10,787		4,714		2,285		2,149
Total revenues	534,296		326,810		312,138		312,379		325,006
Cost of sales	137,171		80,839		77,555		77,867		82,188
Labor	186,390		118,888		116,269		116,156		120,378
Direct operating and occupancy expense	130,800		76,760		74,938		74,315		80,789
Total operating costs	454,361		276,487		268,762		268,338		283,355
General and administrative expenses	28,912		17,725		15,201		14,670		16,688
Depreciation	18,498		11,837		11,732		11,872		13,220
Amortization			—		—		—		8,000
Operating income	31,433		20,299		16,209		15,803		1,675
Interest expense	22,973		12,528		13,372		14,354		16,922
Debt termination costs			4,677		—		—		—
Income (loss) before income taxes	8,677		4,546		3,315		2,257		(13,822)
Net income (loss)	13,386		13,616		3,206		2,535		(14,060)
Redeemable preferred stock accretion	(14,583)		(11,862)		(10,409)		(9,267)		(19,685)
Net (loss) income attributable to common stockholders(1)	$(1,197)		$1,754		$(6,732)		$(6,732)		$(33,745)
Balance Sheet Data:
Cash and cash equivalents	14,871		10,690		2,605		1,201		614
Property and equipment, net	81,240		36,589		46,620		52,616		59,834
Total assets	310,889		186,951		173,020		175,768		184,108
Total debt(2)	182,031		106,503		114,699		121,607		126,440
Total stockholders’ equity	50,584		29,849		15,861		12,542		9,753
Other Financial Data:
Capital expenditures	$23,408		$9,982		$6,962		$5,992		$7,589
Ratio of earnings to fixed charges(3)	1.2	x	1.2	x	1.2	x	1.1	x	0.4	x

(1) Net income (loss) attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces or increases net loss attributable to common stockholders for the relevant periods.

(2) Total debt includes long-term debt plus obligations under capital leases.

(3) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss) before income taxes plus fixed charges.  Fixed charges consist of interest expense on all indebtedness, plus one-third of rental expense (the portion deemed representative of the interest factor).  For the fiscal year ended 2001, our earnings were insufficient to cover fixed charges by $14,060 (in thousands).

(4) Includes the results of Chevys since January 12, 2005, the date of acquisition.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” above and elsewhere in this report.  Unless otherwise provided below, references to “we”, “us” and “our Company” refer to Real Mex Restaurants, Inc. and our consolidated subsidiaries.  The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of December 25, 2005, we operated 196 restaurants, 161 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005 and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

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

On January 11, 2005, we completed the Chevys Acquisition, acquiring 69 Chevys restaurants and five Fuzio Universal Pasta restaurants and assumed franchise agreements for 37 franchised Chevys restaurants and five franchised Fuzio Universal Pasta restaurants.  The purchase price for the Chevys Acquisition included approximately $76.2 million in cash and the assumption of certain liabilities, plus the issuance of Company common and preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC.  See “Notes to Consolidated Financial Statements.”  Chevys’ results of operations have been included in our Company’s consolidated financial statements since the date of acquisition.

In December 2004, we opened our first new El Torito restaurant in five years, located in Encinitas, California and opened 2 restaurants in 2005: an El Torito in Corona, California and an El Torito Grill in Sherman Oaks, California.  We also have in the past, and may in the future, convert select restaurants to the El Torito or Chevys brand and divest underperforming restaurants.

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year.  When calculating same store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period.  As of December 25, 2005, we had 120 restaurants that met this criterion.  References to same store sales contained in this report do not include the sales of Chevys or new restaurants opened this year.

In fiscal year 2005, we generated revenues of $534.3 million.  Our revenues are comprised of restaurant sales, other revenues and royalty and franchise fees.  Restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consist primarily of sales by Real Mex Foods to outside customers of processed and packaged prepared foods and other merchandise items.

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

General and administrative expense includes all corporate and administrative functions that support our operations. Expenses within this category include executive management, supervisory and staff salaries, bonus and related employee benefits, travel and relocation costs, information systems, training, corporate rent, professional fees and other consulting fees.

Depreciation principally includes depreciation of capital expenditures for restaurants.  Pre-opening costs are expensed as incurred and include costs associated with the opening of a new restaurant or the conversion of an existing restaurant to a different concept.  Goodwill is deemed to have an indefinite life and is subject to an annual impairment test.  Other intangible assets are amortized over their useful lives in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Our annual operating results are impacted by restaurant closures to the extent we close locations.  Due to our long operating history, restaurant closures are generally the result of lease expirations.  Many of our leases are non-cancelable and have initial terms of 10 to 20 years with one or more renewal terms of three or more years that we may exercise at our option.  As of December 25, 2005, we owned two restaurant locations and leased the remaining 194.

We perform ongoing analyses of restaurant cash flow and in the case of negative cash flow or underperforming restaurants, we may negotiate early termination of leases, allow leases to expire without renewal or sell restaurants.  In addition, from time to time we may be forced to close a successful restaurant if we are unable to renew the lease on satisfactory terms, or at all.  From the end of fiscal 2000 to the end of fiscal 2005, we closed 25 restaurants, 20 of which were early lease terminations and five of which were cases in which we were unable to renew the leases thereon.

We have recorded an income tax benefit of $4.7 million as of December 25, 2005 as compared to an income tax benefit of $9.1 million as of December 26, 2004.  The benefits are related to the reduction of our valuation allowance related to our deferred tax assets $13.9 million and 17.2 million as of December 25, 2005 and December 26, 2004, respectively.  There is no valuation allowance as of December 25, 2005. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry forwards.  In evaluating future taxable income for valuation allowance purposes as of December 25, 2005, we considered only income expected to be generated in fiscal 2006, 2007 and 2008. The income tax provision recorded for fiscal 2003 represents the state taxes paid in that period.

All purchase accounting adjustments for the Chevys Acquisition related to the value of tax attributes acquired have not been reflected in the deferred tax balances as of December 25, 2005 as the final tax returns for the seller, Chevy’s Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carryforwards at the date of acquisition. Upon completion of the Sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future.

In 2003, two of our restaurants were partially destroyed by fire.  The combined loss of property, which was covered by our replacement cost property insurance, resulted in gains of $1.0 million and $0.6 million in fiscal years 2004 and 2003, respectively, which are presented as casualty gains in the December 26, 2004 and December 28, 2003 Consolidated Statements of Operations.  The gains include business interruption insurance proceeds and gains on property replacement.

Results of Operations

Our operating results for fiscal years ended 2005, 2004 and 2003 are expressed as a percentage of total revenues below:

	Fiscal Years Ended
	2005	2004	2003

Total revenues	100.0%	100.0%	100.0%
Cost of sales	25.7	24.7	24.7
Labor	34.9	36.4	37.2
Direct operating and occupancy expense	24.5	23.5	24.0
Total operating costs	85.0	84.6	86.1
General and administrative expense	5.4	5.4	4.9
Depreciation	3.5	3.6	3.8
Operating income	5.9	6.2	5.2
Interest expense	4.3	3.8	4.3
Debt termination costs	—	1.4	—
Total other expense, net	4.3	4.8	4.1
Income before income tax provision (benefit)	1.6	1.4	1.1
Net income	2.6	4.2	1.0

Fiscal Year Ended December 25, 2005 Compared to Fiscal Year Ended December 26, 2004

Total Revenues. Total revenues increased by $207.5 million, or 63.5%, to $534.3 million in fiscal 2005 from $326.8 million in fiscal 2004 due to a $195.9 million increase in restaurant revenues, a $9.7 million increase in other revenues and a $1.9 million increase in royalty and franchise fees. The fiscal 2005 increase in restaurant revenues was the result of the inclusion in our results of operations of the Chevys’ restaurant sales of $191.3 million combined with comparable store sales increases of 2.9%. The increase in comparable store sales was driven by increases in pricing in El Torito concept restaurants of approximately 1.2% and in Acapulco concept restaurants of approximately 1.9%, increases in customer counts of 2.0% in the El Torito restaurants and decreased discounting in the Acapulco restaurants. The $2.9 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility. The $1.2 million increase in royalty and franchise fees was due to fees earned from franchises acquired in the Chevys Acquisition.

Cost of Sales. Total cost of sales of $137.2 million in fiscal 2005 increased $56.3 million or 69.7% as compared to fiscal 2004, primarily due to the inclusion in our results of operations of the Chevys restaurants’ cost of sales of $47.9 million combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs. As a percentage of total revenues, cost of sales increased to 25.7% in fiscal 2005 from 24.7% in fiscal 2004 primarily due to higher commodity costs, mainly in the poultry, beef and dairy markets, and an increase in packaging costs.

Labor. Labor costs of $186.4 million in fiscal 2005 increased by $67.5 million or 56.8% as compared to fiscal 2004. The increase in labor costs associated with the inclusion in our results of operations of the Chevys restaurants was $67.8 million. Payroll and benefits, particularly wage rates currently at or near the minimum wage and expenses for health insurance and workers’ compensation insurance, remain subject to inflation and government regulation. As a percent of total revenues, labor costs decreased to 34.9% in fiscal 2005 from 36.4% in fiscal 2004 primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls and scheduling.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $130.8 million in fiscal 2005 increased by $54.0 million or 70.4% as compared to fiscal 2004. The increase in direct operating and occupancy expense associated with the inclusion in our results of operations of the Chevys restaurants was $54.8 million. Direct operating and occupancy expense as a percentage of sales increased to 24.5% in fiscal 2005 from 23.5% in fiscal 2004 primarily due to higher occupancy expense associated with the Chevys restaurants.

General and Administrative Expense. General and administrative expense of $28.9 million in fiscal 2005 increased by $11.2 million or 63.1% as compared to fiscal 2004, primarily due to increased staffing associated with the Chevys Acquisition. General and administrative expense as a percentage of sales was 5.4% in both fiscal 2005 and fiscal 2004.

Depreciation. Depreciation expense of $18.5 million in fiscal 2005 increased $6.7 million or 56.3% as compared to fiscal 2004. The increase associated with the inclusion in our results of operations of the Chevys restaurants was $6.9 million. As a percentage of total revenues, depreciation decreased to 3.5% in fiscal 2005 from 3.6% in fiscal 2004, primarily due to fully depreciated assets with a 5-year life acquired in the El Torito acquisition in June 2000.

Interest Expense. Interest expense of $23.0 million in fiscal 2005 increased $10.4 million or 83.4% as compared to fiscal 2004 primarily due to interest on our $75.0 million senior unsecured credit facility which was used to finance a portion of the Chevys Acquisition and an increase in interest on letters of credit issued as security for contracts assumed in connection with the Chevys Acquisition. As a percentage of total revenues, interest expense increased to 4.3% in fiscal 2005 from 3.8% in fiscal 2004.

Fiscal Year Ended December 26, 2004 Compared to Fiscal Year Ended December 28, 2003

Total Revenues. Total revenues increased by $14.7 million, or 4.7%, to $326.8 million in fiscal 2004 from $312.1 million in fiscal 2003 due to a $6.9 million increase in restaurant sales and a $6.1 million increase in other revenues. The increase in restaurant sales was the result of comparable store sales increases of 5.5% in fiscal 2004 compared to fiscal 2003, partially offset by restaurant closures. The increase in comparable store sales was driven by pricing increases in the Acapulco and El Torito concepts of 1.5%, increases in customer counts of 1.2% in the El Torito concept and decreased discounting in the Acapulco concept during such periods. The $6.0 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility.

Cost of Sales. Total cost of sales of $80.8 million in fiscal 2004 increased $3.3 million or 4.2% as compared to fiscal 2003 primarily due to higher costs associated with the increase in sales to outside customers from our distribution facility combined with commodity cost increases primarily in cheese, dairy and fresh fish. As a percentage of total revenues, cost of sales decreased to 24.7%

in fiscal 2004 from 24.8% in fiscal 2003.

Labor. Labor costs of $118.9 million in fiscal 2004 increased by $2.6 million or 2.3% as compared to fiscal 2003. The increase in labor cost dollars was due to an increase in hourly labor of $0.4 million, associated with the increase in restaurant revenues, combined with higher benefits expense, primarily higher workers’ compensation insurance expense of $1.3 million and higher payroll taxes of $0.8 million. Payroll and benefits, particularly wage rates currently at or near the minimum wage and expenses for health insurance and workers’ compensation insurance, remain subject to inflation and government regulation. As a percent of total revenues, labor costs decreased to 36.4% in fiscal 2004 from 37.2% in fiscal 2003. The decrease in labor costs, as a percent of total revenue, was primarily attributable to lower hourly labor expense as a percent of sales. Hourly labor cost improved due to continued hourly labor cost controls in our restaurants including improvements in labor productivity and the completion of the implementation of a program designed to assist management with labor forecasting and scheduling.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $76.8 million in fiscal 2004 increased by $1.8 million or 2.4% as compared to fiscal 2003. This variance was primarily due to increases in occupancy expenses resulting from base rent increases associated with lease renewals and the sale-leaseback transaction. Direct operating and occupancy expense as a percentage of sales decreased to 23.5% in fiscal 2004 from 24.0% in fiscal 2003.

General and Administrative Expense. General and administrative expense of $17.7 million in fiscal 2004 increased $2.5 million or 16.6% as compared to fiscal 2003, primarily due to higher bonus expense. As a percentage of total revenues, general and administrative expenses increased to 5.4% in fiscal 2004 from 4.9% in fiscal 2003.

Depreciation. Depreciation expense of $11.8 million in fiscal 2004 increased $0.1 million or 0.9% as compared to fiscal 2003. As a percentage of total revenues, depreciation decreased to 3.6% in fiscal 2004 from 3.8% in fiscal 2003.

Interest Expense. Interest expense of $12.5 million in fiscal 2004 decreased $0.8 million or 6.3% as compared to fiscal 2003 primarily due to a reduction in debt levels and lower average interest rates associated with the refinancing of our outstanding subordinated notes and the term loans outstanding under our prior credit facility. Our Company’s total debt balance was $8.2 million lower at the end of fiscal 2004 as compared to at the end of fiscal 2003. As a percentage of total revenues, interest expense decreased to 3.8% in fiscal 2004 from 4.3% in fiscal 2003.

Debt Termination Costs. On March 31, 2004, we sold $105.0 million aggregate principal amount of our 10% senior secured notes due 2010. Concurrent with the sale of our senior secured notes, we retired outstanding subordinated notes and the term loans outstanding under our prior credit facility and wrote-off the unamortized cost of the associated deferred debt fees in the amount of $4.2 million and paid approximately $0.4 million in debt termination costs in cash. Total debt termination costs of approximately $4.7 million were recorded in Debt Termination Costs in our Consolidated Statement of Operations for the fiscal year ended December 26, 2004.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. On January 11, 2005, we entered into a $75,000 senior unsecured credit facility consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses and we also assumed a $0.8 million mortgage secured by certain assets acquired in the transaction. Our indebtedness at December 25, 2005, including obligations under capital leases and the debt associated with the Chevys Acquisition, was $182.0 million, and we had $9.5 million of revolving credit availability under our Revolving Credit Facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord allowances, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our

Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Working Capital and Cash Flows

We presently have, in the past have had, and in the future are likely to have, negative working capital balances. The working capital deficit principally is the result of accounts payable and accrued liabilities being more than current asset levels. The largest components of our accrued liabilities include reserves for our self-insured workers’ compensation and general liability insurance, accrued payroll and related employee benefits costs, and gift certificate liabilities. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for capital expenditures and/or debt service payments under our existing indebtedness.

Operating Activities. We had net cash provided by operating activities of $31.4 million for the year ended December 25, 2005 compared with net cash provided by operating activities of $21.3 million for the year ended December 26, 2004. The increase in cash provided by operating activities was primarily attributable to the cash flow generated from restaurants acquired in the Chevys Acquisition, net of increases in related overhead. We had net cash provided by operating activities of $21.3 million for the year ended December 26, 2004, compared with net cash provided by operating activities of $16.1 million for the year ended December 28, 2003. The increase in cash provided by operating activities in was primarily attributable to improved operating results combined with noncash debt termination costs of $4.2 million and net changes in operating assets and liabilities.

Investing Activities. We had net cash used in investing activities of $98.9 million for the year ended December 25, 2005 compared with net cash provided by investing activities of $3.2 million for the year ended December 26, 2004. The decrease in cash provided by investing activities was primarily the result of the costs of the Chevys Acquisition of $76.2 million (net of cash acquired of $3.9 million), an increase in additions to property and equipment of $14.2 million and a decrease in proceeds from the sale of property of $12.5 million, as we had a sale-leaseback transaction in 2004 which generated approximately $12.1 million in net proceeds. We had net cash provided by investing activities of $3.2 million for the year ended December 26, 2004, compared with net cash used in investing activities of $6.1 million for the year ended December 28, 2003. The increase in cash provided by investing activities was primarily the result of the sale-leaseback transaction, which generated approximately $12.1 million in net proceeds. We expect to make capital expenditures totaling approximately $24.2 million in fiscal 2006. Approximately $2.2 million is expected to be spent on restaurant remodels and refurbishment and approximately $12.4 million is expected to be used to build or complete the building of nine new El Torito, El Torito Grill or Chevys restaurants. We expect pre-opening expenses associated with these new restaurants to total approximately $2.4 million. We expect fiscal year 2006 capital expenditures for information technology and Real Mex Foods to be $1.5 million. Maintenance capital expenditures for our restaurants is expected to be approximately $8.1 million and includes approximately $1.0 million for new tortilla machines and exterior upgrades in approximately 20 Chevys restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash provided by financing activities of $71.7 million for the year ended December 25, 2005 compared with net cash used in financing activities of $16.4 million for the year ended December 26, 2004. The increase in net cash provided by financing activities was primarily attributable to the issuance of a $75 million senior unsecured note in connection with the Chevys Acquisition which was reduced by $3.0 million in financing costs attributable to the issuance of the note. We had net cash used in financing activities of $16.4 million for the year ended December 26, 2004 compared with net cash used in financing activities of $8.6 million for the year ended December 28, 2003. The increase in net cash used in financing activities was primarily attributable to the retirement of long term indebtedness of $115.9 million and the payment of financing costs of $5.4 million attributable to our senior secured notes, offset by the proceeds of the offering of our senior secured notes.

Debt and Other Obligations

Generally. On January 11, 2005, we entered into a $75,000 senior unsecured credit facility consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.

On March 31, 2004, we sold $105.0 million aggregate principal amount of our senior secured notes. At the closing of the sale of our senior secured notes, we used the proceeds from the sale of these notes and the sale-leaseback transaction to repay term loans then outstanding under our prior credit facility of $70.2 million and subordinated notes of $44.4 million in full, and entered into a new senior secured credit facility, or our Senior Credit Facility. In connection with the retirement of our term loans then outstanding, we took a charge of $4.7 million consisting of deferred financing costs and discounts on the retired debt and termination of an interest rate swap agreement at a cash cost of $0.2 million.

Senior Credit Facility. Our Senior Credit Facility was initially comprised of a $15.0 million revolving credit facility which had a $2.0 million sub-limit for letters of credit, which we refer to as our Revolving Credit Facility, and a $15.0 million letters of credit facility which we refer to as our Letters of Credit Facility. At the closing of the sale of our senior secured notes, we utilized the Letters of Credit Facility in its entirety and utilized an additional $2.0 million from the Revolving Credit Facility to secure approximately $17.0 million in outstanding letters of credit, which serve as collateral for our various self-insured workers’ compensation and other insurance programs. On January 11, 2005, concurrent with the closing of the Chevys Acquisition, we amended the Senior Credit Facility to, among other things, modify certain covenants, change the maturity date to June 30, 2008 (subject to extension to March 31, 2009 provided that the Senior Unsecured Credit Facility has been repaid and terminated in full on or prior to June 29, 2008), and increased the sub-limit for letters of credit availability under the Revolving Credit Facility from $2.0 million to $15.0 million (subject to an overall limitation of $30.0 million under the Senior Credit Facility). In December of 2005, we further amended the Revolving Credit Facility to increase the annual limit of permitted capital expenditures to $30.0 million.

Under our Senior Credit Facility, interest accrues based upon a total leverage ratio calculation. The interest under the Senior Credit Facility accrues, at our option, at either (i) the base rate of interest in effect from time to time, which is the higher of the lender’s prime rate as announced from time to time or the federal funds rate plus 0.50%, plus the current applicable margin of 1.75% or (ii) a London Inter Bank Offering Rate for deposits as reported by a generally recognized financial reporting service plus the current applicable margin of 4.0%. Our Senior Credit Facility is guaranteed by our subsidiaries and secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets, with certain limited exceptions. The lien on the collateral securing the Senior Credit Facility is senior to the lien on the collateral securing our senior secured notes and the guarantees of these notes.

Our Senior Credit Facility contains various affirmative and negative covenants and restrictions, which among other things, requires us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. We are required to maintain certain cash flow ratios determined on an annual basis equal to (i) 1.40 to 1.00 for the period December 31, 2004 to December 31, 2005, (ii) 1.70 to 1.00 for the period January 1, 2006 to December 31, 2006, (iii) 1.80 to 1.00 for the period January 1, 2007 to December 31, 2007, and (iv) 1.90 to 1.00 for the period January 1, 2008 and thereafter until maturity. Pursuant to the terms of the Senior Credit Facility, cash flow ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein). The company was in compliance with all specified financial and other covenants under the Senior Credit Facility at December 25, 2005.

Senior Unsecured Credit Facility. Concurrently with the closing of the Chevys Acquisition, we entered into a $75.0 million Senior Unsecured Credit Facility, consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. Our obligations under the Senior Unsecured Credit Facility are guaranteed by our subsidiaries. Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at our option, at either (i) the greater of prime and the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%. As of February 21, 2006, the interest rate on the term loan was 14.17%.

Our Senior Unsecured Credit Facility contains various affirmative and negative covenants, which among other things, requires us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the Senior Credit Facility). We are required to maintain certain minimum interest coverage ratios ranging from (i) 1.85 to 1.00 for the four fiscal quarters ending on or prior to September 30, 2005 through March 31, 2006, (ii) 2.00 to 1.00 for the four fiscal quarters ending on or prior to June 30, 2006 through December 31, 2006, (iii) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (iv) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the Senior Unsecured Credit Facility, interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The company was in compliance with all specified financial and other covenants under the Senior Unsecured Credit Facility at December 25, 2005.

Senior Secured Notes due 2010. Interest on our senior secured notes accrues at a rate of 10% per annum and is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our Senior Credit Facility. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least (i) 2.25 to 1.00 in the case of any incurrence on or before April 1, 2006 and (ii) 2.50 to 1.00 in the case of any incurrence after April 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The company was in compliance with all specified financial and other covenants under the Senior Secured Notes indenture at December 25, 2005.

We can redeem our senior secured notes on or after April 1, 2007, except that we may redeem up to 35% of our senior secured notes before April 1, 2007 with the proceeds of one or more public equity offerings. We are required to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

On June 9, 2004, we filed a registration statement with respect to notes having substantially identical terms as our senior secured notes, as part of an offer to exchange registered notes for these notes. We completed the exchange offer for 100% of our senior secured notes on June 7, 2005.

Mortgage. Concurrently with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015.

Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. The remaining capital lease obligations have a weighted-average interest rate of 9.4%. As of December 25, 2005, the principal amount due relating to capital lease obligations was $1.2 million. Principal and interest payments on the capital lease obligations are due monthly and range from $750 to $7,000 per month. The capital lease obligations mature between 2006 and 2025.

The following tables represent our contractual commitments as of December 25, 2005 associated with obligations under debt agreements, other obligations discussed above and from our restaurant and support center operating leases:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			($ in thousands)
Contractual Obligations - Actual
Long Term Debt Obligations(1)	$180,834	$117	$75,126	$105,151	$440
Capital Lease Obligations	1,709	320	626	381	382
Operating Lease Obligations(2)	279,692	39,533	73,264	57,522	109,373
Purchase Obligations	35,197	35,197	—	—	—

Total	$497,432	$75,167	$149,016	$163,054	$110,195

(1)           Includes our senior secured notes and obligations to a vendor.

(2)           In addition to the base rent, many of our leases contain percentage rent clauses, which obligate us to pay additional rents based on a percentage of sales, when sales levels exceed a contractually defined base. We recorded such additional rent expenses of $2,517 in 2005, $2,218 in 2004 and $2,144 in 2003. Operating Lease Obligations do not reflect potential renewals or replacements of expiring leases.

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the federal or applicable state minimum wage. Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures. Costs for construction, taxes, repairs, maintenance and insurance all affect our occupancy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities; all of which may be subject to inflationary increases. We believe that our current practice of maintaining operating margins through a combination of periodic menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.

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

Long-Lived Asset Impairment

We assess the impairment of long-lived assets, including restaurant sites and other assets, when events or changes in circumstances indicate that the carrying value of the assets or the asset group may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset (if any) are less than the related asset’s carrying amount. Impairment losses are measured as the amount by which the carrying amounts of the assets exceed their fair values. The net proceeds expected from the disposition of the asset are determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based on our experience and knowledge of local operations. These estimates can be significantly affected by future changes in real estate market conditions, the economic environment, and capital spending decisions and inflation.

For properties to be closed that are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease rentals that could be reasonably obtained for the property, is recognized as a liability and expensed. The value of any equipment and leasehold improvements related to a closed store is reduced to reflect net recoverable values. Internal specialists estimate the subtenant income, future cash flows and asset recovery values based on their historical experience and knowledge of (1) the market in which the store to be closed is located, (2) the results of its previous efforts to dispose of similar assets and (3) the current economic conditions. Specific real estate markets, the economic environment and inflation affect the actual cost of disposition for these leases and related assets.

During the years ended December 25, 2005, December 26, 2004, and December 28, 2003, our management determined that certain identified property and equipment was impaired. Management wrote the property down by $0.6 million, $0.2 million, and $0.2 million, respectively, to its estimated fair value by increasing accumulated depreciation and amortization and recording a loss on impairment of property and equipment.

Valuation of Goodwill

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Management performs its annual impairment test during the last quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We consider the reporting unit level to be the company level, as the components (e.g., brands) within our Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, our management determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. A variance in the discount rate could have a significant impact on the valuation of the goodwill for purposes of the impairment test. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to the economic environment on our customer base or a material negative change in relationships with our customers. Our annual impairment tests of goodwill were performed as of October 22, 2005 and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed.

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

Income Taxes

Our Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realizable in future periods. We have significant deferred tax assets, which are subject to periodic recoverability assessments. In accordance with SFAS No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No valuation allowance has been provided for at December 25, 2005. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carryforwards. The tax benefits recorded in fiscal years 2005 and 2004 are mostly related to the reduction of our valuation allowance related to our net deferred tax assets.

The purchase accounting adjustments for the Chevys Acquisition have not been reflected in the deferred tax balances as of December 25, 2005 as the final tax returns for the seller, Chevy's Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carryforwards at the date of acquisition. Upon completion of the Sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future.

 The income tax provision recorded for fiscal year 2003 represents the state taxes paid in that period. In evaluating future taxable income for valuation allowance purposes as of December 25, 2005, we concluded that it was appropriate to consider only income expected to be generated in fiscal 2006, 2007 and 2008. We may be required to adjust the allowance, if, based on estimates of future income, we conclude that a valuation allowance is warranted. An increase in the valuation allowance would result in a corresponding credit to income tax expense in the period the allowance is increased.

Revenue Recognition

Revenues from the operation of company-owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned. Real Mex Foods’ revenues from sales to outside customers are recognized upon delivery, when title transfers to the customer, and are included in other revenues.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (Revised) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123 (Revised) requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. In April 2005, the SEC approved a new rule that delays the effective date of SFAS No. 123R, Share-Based Payment. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No.123R is now effective for our first fiscal year beginning on or after June 15, 2005. SFAS No. 123 (Revised) is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We will apply this Statement to all awards granted on or after December 25, 2005 and to awards modified, repurchased, or cancelled after that date. We believe that the implementation of the provisions of SFAS No. 123 (Revised) will have an impact consistent with our disclosure included under SFAS No. 148 included in Note 8 of the notes to our consolidated financial statements included elsewhere in this report.

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

In June 2005, the FASB Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on our consolidated financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs during a Construction Period,” which requires that rental costs associated with operating leases incurred during a construction period be recognized as rental expense. This Staff Position is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted but not required. We will adopt the FASB Staff Position FAS 13-1 on December 26, 2005, at which time rent will no longer be capitalized related to leases with properties under construction.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in fiscal years 2005, 2004 and 2003 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of February 21, 2006, we do not have any borrowings outstanding under our Revolving Credit Facility. As of February 21, 2006, we have $75.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates as of February 21, 2006 would have a net after tax impact of $0.7 million on our earnings in fiscal 2006, in addition to its effect on cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Real Mex Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of Real Mex Restaurants, Inc. and its subsidiaries (the Company) as of December 25, 2005 and December 26, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Mex Restaurants, Inc. and its subsidiaries at December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Los Angeles, California
February 17, 2006

Real Mex Restaurants, Inc.
Consolidated Balance Sheets
(In Thousands, Except For Share Data)

	December 25, 2005	December 26, 2004

Assets
Current assets:
Cash and cash equivalents	$14,871	$10,690
Trade receivables, net	8,265	4,312
Other receivables	2,289	157
Inventories	9,977	6,616
Prepaid expenses and supplies	5,268	3,754
Deferred tax asset	3,454	1,371
Total current assets	44,124	26,900

Property and equipment, net	82,592	36,589
Goodwill, net	157,267	105,387
Deferred charges	6,354	5,003
Deferred tax asset	14,097	7,769
Other assets	6,455	5,303
Total assets	$310,889	$186,951

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$66,488	$42,505
Current portion of long-term debt	117	63
Current portion of capital lease obligations	210	242
Total current liabilities	66,815	42,810

Long-term debt, less current portion	180,717	105,000
Capital lease obligations, less current portion	987	1,198
Other liabilities	11,786	8,094
Total liabilities	260,305	157,102

Commitments and contingencies	—	—

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12 1/2% Cumulative Compounding Preferred Stock – 18,240 and 15,881 shares issued and outstanding at December 25, 2005 and December 26, 2004, respectively; liquidation preference of $35,646 and $29,644 at December 25, 2005 and December 26, 2004, respectively	35,646	29,644
Series B, 13.5% Cumulative Compounding Preferred Stock – 12,323 and 10,722 shares issued and outstanding at December 25, 2005 and December 26, 2004, respectively; liquidation preference of $25,365 and $20,970 at December 25, 2005 and December 26, 2004, respectively	25,365	20,970
Series C, 15% Cumulative Compounding Preferred Stock – 17,478 and 14,975 shares issued and outstanding at December 25, 2005 and December 26, 2004, respectively; liquidation preference of $58,080 and $46,544 at December 25, 2005 and December 26, 2004, respectively	58,080	46,544
Common Stock, $.001 par value, 2,000,000 shares authorized, 316,290 and 274,523 shares issued and outstanding at December 25, 2005 and December 26, 2004, respectively	—	1
Warrants	4,027	4,027
Additional paid-in capital	16,203	16,202
Accumulated deficit	(88,737)	(87,539)
Total stockholders’ equity	50,584	29,849
Total liabilities and stockholders’ equity	$310,889	$186,951

See accompanying notes.

Real Mex Restaurants, Inc.

Consolidated Statements of Operations

	Years Ended
	December 25, 2005	December 26, 2004	December 28, 2003
	(In Thousands)
Revenues:
Restaurant revenues	$510,013	$314,157	$307,278
Other revenues	20,532	10,787	4,714
Franchise revenues	3,751	1,866	146

Total revenues	534,296	326,810	312,138

Costs and expenses:
Cost of sales	137,171	80,839	77,555
Labor	186,390	118,888	116,269
Direct operating and occupancy expenses	130,800	76,760	74,938
General and administrative expenses	28,912	17,725	15,201
Depreciation	18,498	11,837	11,732
Pre-opening costs	524	295	1
Loss on impairment of property and equipment	568	167	233

Operating income	31,433	20,299	16,209

Other income (expense):
Casualty (loss) gain	—	997	639
Interest expense	(22,973)	(12,528)	(13,372)
Debt termination costs	—	(4,677)	—
Other income (expense), net	217	455	(161)

Total other expense, net	(22,576)	(15,753)	(12,894)
Income before income tax (benefit) provision	8,677	4,546	3,315
Income tax (benefit) provision	(4,709)	(9,070)	109

Net income	13,386	13,616	3,206
Redeemable preferred stock accretion	(14,583)	(11,862)	(10,409)

Net (loss) income attributable to common stockholders	$(1,197)	$1,754	$(7,203)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended December 25, 2005, December 26, 2004 and December 28, 2003
(in thousands, except for share data)

	Series A Redeemable	Series B Redeemable	Series C Redeemable				Notes Receivable	Additional
	Preferred	Preferred	Preferred	Common Stock			From	Paid-in	Accumulated
	Stock	Stock	Stock	Shares	Amount	Warrants	Stockholders	Capital	Deficit	Total
Balance at December 29, 2002	$23,563	$16,373	$35,119	275,926	$1	$4,027	$(763)	$16,312	$(82,090)	$12,542
Redemption of Series A Redeemable Preferred Stock	(50)	—	—	—	—	—	—	—	—	(50)
Redemption of Series B Redeemable Preferred Stock	—	(34)	—	—	—	—	—	—	—	(34)
Redemption of Series C Redeemable Preferred Stock	—	—	(25)	—	—	—	—	—	—	(25)
Repurchase of Common Stock	—	—	—	(823)	—	—		(57)	—	(57)
Interest receivable increase on stockholder notes	—	—	—	—	—	—	(45)	—	—	(45)
Payment from stockholders on notes receivable	—	—	—	—	—	—	324	—	—	324
Accretion on redeemable preferred stock	2,906	2,181	5,322	—	—	—	—	—	(10,409)	—
Net Income	—	—		—	—	—	—	—	3,206	3,206
Balance at December 28, 2003	26,419	18,520	40,416	275,103	1	4,027	(484)	16,225	(89,293)	15,861
Redemption of Series A Redeemable Preferred Stock	(35)	—	—	—	—	—	—	—	—	(35)
Redemption of Series B Redeemable Preferred Stock	—	(24)	—	—	—	—	—	—	—	(24)
Repurchase of Common Stock	—	—	—	(580)	—	—	—	(53)	—	(53)
Interest receivable increase on stockholder notes	—	—	—	—	—	—	22	—	—	22
Payment from stockholders on notes receivable	—	—	—	—	—	—	462	—	—	462
Accretion on redeemable preferred stock	3,260	2,474	6,128	—	—	—	—	—	(11,862)	—
Net income	—	—	—	—	—	—	—	—	13,616	13,616
Balance at December 26, 2004	29,644	20,970	46,544	274,523	1	4,027	—	16,202	(87,539)	29,849
Issuance of Series A Redeemable Preferred Stock	2064	—	—	—	—	—	—	—	—	2,064
Issuance of Series B Redeemable Preferred Stock	—	1,393	—	—	—	—	—	—	—	1,393
Issuance of Series C Redeemable Preferred Stock	—	—	3,892	—	—	—	—	—	—	3,892
Issuance of Common Stock	—	—	—	41,767	(1)	—		1	—	—
Accretion on redeemable preferred stock	3,938	3,002	7,644	—	—	—	—	—	(14,584)	—
Net income	—	—	—	—	—	—	—	—	13,386	13,386
Balance at December 25, 2005	$35,646	$25,365	$58,080	316,290	$—	$4,027	$—	$16,203	$(88,737)	$50,584

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows

	Years Ended
	December 25, 2005	December 26, 2004	December 28, 2003
		(In Thousands)

Operating activities
Net income	$13,386	$13,616	$3,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,498	11,837	11,732
Amortization of:
Deferred financing	1,712	929	760
Debt discount	—	114	446
(Gain) loss on disposal of property and equipment	(204)	(384)	135
Deferred tax asset	(4,812)	(9,140)	—
Debt termination costs	—	4,247	—
Casualty gain	—	(997)	(639)
Impairment of property and equipment	568	167	233
Changes in operating assets and liabilities:
Trade and other receivables	(2,473)	346	166
Inventories	(1,979)	(1,058)	(871)
Prepaid expenses and supplies	(336)	(113)	(540)
Other assets	196	(3,003)	(720)
Deferred charges	(25)	(48)	—
Accounts payable and accrued liabilities	5,403	4,670	2,076
Other liabilities	1,472	96	124
Net cash provided by operating activities	31,406	21,279	16,108

Investing activities
Additions to property and equipment	(23,408)	(9,982)	(6,962)
Chevys acquisition, net of cash acquired of $3,913	(76,165)	—	—
Proceeds from sale of property and equipment	683	13,170	857
Net cash (used in) provided by investing activities	(98,890)	3,929	(6,105)

Financing activities
Borrowings under long-term debt agreements	75,000	105,000	2,449
Payments on long-term debt agreements	(288)	(116,064)	(11,161)
Payments received on stockholder loans for stock subscription notes	—	462	324
Repurchase of Common Stock	—	(53)	(57)
Redemption of Series A Redeemable Preferred Stock	—	(35)	(50)
Redemption of Series B Redeemable Preferred Stock	—	(24)	(34)
Redemption of Series C Redeemable Preferred Stock	—	—	(25)
Payment of financing costs	(3,047)	(5,690)	—
Interest receivable (increase) decrease on stockholder loans	—	22	(45)
Net cash provided by (used in) financing activities	71,665	(16,382)	(8,599)
Net increase in cash and cash equivalents	4,181	8,085	1,404

Cash and cash equivalents at beginning of year	10,690	2,605	1,201
Cash and cash equivalents at end of year	$14,871	$10,690	$2,605

Supplemental disclosure of cash flow information
Interest paid	$20,999	$9,369	$10,711
Income taxes paid	$323	$70	$111

Supplemental disclosure of non-cash investing and financing activities
Deferral of gain on sale-leaseback recorded in other liabilities	$—	3,927	—
Preferred and common stock issued as consideration for the Chevys acquisition	$7,349	—	—
In-kind accrued interest transferred to debt	$—	$407	$1,358

See accompanying notes.

Real Mex Restaurants, Inc.

Notes to Consolidated Financial Statements

December 25, 2005

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

Nature of Business

The Company is engaged in the business of owning and operating restaurants, primarily under the names El Torito, Acapulco Mexican Restaurant Y Cantina® and Chevys Fresh Mex. At December 25, 2005, the Company, primarily through its major subsidiaries (El Torito Restaurants, Inc., Chevys Restaurants LLC and Acapulco Restaurants, Inc.), owned and operated 196 restaurants, of which 161 were in California and the remainder in 12 other states. The Company’s other major subsidiary, Real Mex Foods, Inc. (RMF), provides internal production, purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers.

2. Acquisition

On January 11, 2005, the Company, through its subsidiary Chevys Restaurants LLC, (Chevys), purchased substantially all of the assets of Chevys, Inc. and certain of its subsidiaries (the Sellers) out of the Sellers’ Chapter 11 bankruptcy proceeding, including 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants (the “Chevys Acquisition”). In addition, the Company assumed franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants. The purchase price consisted of approximately $76.2 million in cash and the assumption of approximately $5.1 million in net negative working capital, approximately $6.3 million of letters of credit and approximately $0.8 million under a mortgage. In addition, the Company issued to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers, shares of the Company’s equity securities. The Company financed the transaction with $75.0 million in unsecured debt financing, the proceeds of which were used to fund a portion of the purchase price and a portion of the approximately $4.2 million of fees and expenses related to the transaction.

The following table presents the preliminary allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values:

Cash and cash equivalents	$3,913
Trade accounts receivable	2,641
Inventories	1,382
Other current assets	1,178
Property and equipment	42,312
Deferred tax asset	3,599
Other assets	3,386
Goodwill	51,880
Total assets acquired	110,291

Accounts payable and accrued liabilities	17,609
Other liabilities	2,416
Total liabilities assumed	20,025
Net assets acquired	$90,266

These transactions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of the acquisition.

The primary reason for the Chevys Acquisition was to add a complementary growth vehicle in the full-service Mexican segment of the restaurant industry. The Company attributes the goodwill associated with the Chevys Acquisition to the historical financial performance and the anticipated future performance of Chevys. The Company is currently determining the amount, if any, of any additional tax benefits that may have been acquired in the Chevys Acquisition and is negotiating the final purchase price based upon the terms of the contract.  Any change will impact the overall purchase price only.

The following unaudited pro forma consolidated results of operations have been prepared as if the Chevys Acquisition had occurred on December 29, 2003 (the first day of fiscal year 2004):

	Fiscal Year Ended (unaudited)
	December 25,	December 26,
	2005	2004
Total revenues	$542,318	$531,759
Net income before redeemable preferred stock accretion	13,092	7,951

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

Fiscal Year End

The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December. The years ended December 25, 2005, December 26, 2004 and December 28, 2003 each consist of 52 weeks.

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

Receivables

Receivables consist primarily of amounts due from credit card companies, outside customers of RMF and franchisees. Receivables from credit card companies are generally settled in the week following the transaction date. Receivables from RMF outside customers are generally collected within 30 days of the date of the sale and receivables from franchisees are generally collected within 21 days following the close of royalty period. Receivables are stated net of an allowance for doubtful accounts of $284, $87 and $86 at December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

Inventories

Inventories, consisting primarily of food and beverages, are carried at the lower of cost (first-in, first-out method) or market.

Supplies

The initial purchase of expendable equipment, when a restaurant is first opened, such as china, glass and silverware, is capitalized and depreciated over a period of 5 years. Replacements of permanent supplies are expensed.

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

The Company performed an annual assessment of impairment of goodwill by applying fair-value based tests and has determined that no impairment existed as of December 25, 2005 and December 26, 2004.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During the years ended December 25, 2005, December 26, 2004 and December 28, 2003, management of the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $568, $167 and $233, respectively, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired.

Liquor Licenses

Transferable liquor licenses, which have a market value, are carried at the lower of aggregate acquisition cost or market and are not amortized.

Deferred Charges

Deferred charges consist of deferred financing costs and lease acquisition costs. Deferred charges at December 25, 2005, consist of deferred financing costs of $3,785 related to the sale of $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010, $1,901 related to $75,000 Senior Unsecured Credit Facility maturing on December 31, 2008, $610 related to the $30,000 Amended and Restated Revolving Credit Agreement and $58 of charges related to the acquisition of leases. Amounts capitalized related to financing costs are amortized over the lives of the respective long-term borrowings using the effective-interest method and are included in interest expense in the accompanying consolidated statements of operations. Amounts capitalized related to leases are amortized over the primary term of their respective leases and are included in occupancy expense in the accompanying statements of operations. The following table shows amortization expense for the five years after December 25, 2005:

	2006	2007	2008	2009	2010	Thereafter

Financing and lease acquisition costs	$1,770	$1,774	$1,651	$896	$227	$36

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, income taxes are accounted for using the liability method.

Revenue Recognition

Revenues from the operation of company-owned restaurants are recognized when sales occur. All fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned. Real Mex Foods’ revenues from sales to outside customers are recognized upon delivery, when title transfers to the customer, and are included in other revenues.

Self Insurance

The company is self-insured for most workers' compensation and general liability losses (collectively "casualty losses"). The company maintains stop-loss coverage with third party insurers to limit its total exposure. The recorded liability associated with these programs is based on an estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions.

Gift Certificates and Gift Cards

The Company records deferred revenue, included in accounts payable, for gift certificates and gift cards outstanding until they are redeemed. At December 25, 2005 and December 26, 2004, deferred revenue attributable to gift certificates and gift cards was $3,468 and $3,246, respectively.

Segment Information

The Company operates 196 restaurants through its three restaurant operating subsidiaries, providing similar products to similar customers. These restaurants possess similar economic characteristics resulting in similar long-term expected financial characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based upon its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its 196 operating restaurants into a single reporting segment called restaurant operations.

Promotion and Advertising Expense

The cost of promotion and advertising is expensed as incurred. The Company incurred $10,665, $5,728, and $5,655 in promotion and advertising expense during the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

Operating Leases

The Company accounts for operating leases on a straight-line basis in accordance with SFAS No. 13, “Accounting for Operating Leases.” The Company leases restaurant and office facilities that have terms with expirations in 2006 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues. At December 25, 2005 and December 26, 2004, deferred rent amounted to $3,948 and $2,862, respectively, which is included in long-term liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with high quality financial institutions. At times, balances in the Company’s cash accounts may exceed the Federal Deposit Insurance Corporation (FDIC) limit. Most of the Company’s restaurants are located in California. Consequently, the Company may be susceptible to adverse trends and economic conditions in California.

Fair Value of Financial Instruments

The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The estimated fair value of the Notes (as defined in Note 5) at December 25, 2005, based on quoted market prices, was $111,825. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No.123R is now effective for the Company for our first fiscal year beginning on or after June 15, 2005. The Company will apply this Statement to all awards granted on or after December 26, 2005 and to awards modified, repurchased, or cancelled after that date.

In December 2004, FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (Revised) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123 (Revised) requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. In April 2005, the SEC approved a new rule that delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. Except for the deferral of the effective date, the guidance in SFAS No. 123R is unchanged. Under the SEC’s rule, SFAS No.123R is now effective for the Company for our first fiscal year beginning on or after June 15, 2005. SFAS No. 123 (Revised) is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company believes that the implementation of the provisions of SFAS No. 123 (Revised) will have an impact consistent with its disclosure included under SFAS No. 148 included in Note 8 of the notes to its consolidated financial statements included elsewhere in this report.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this statement effective December 26, 2005, and does not expect it to have a material impact on its financial position or results of operations.

In June 2005, the FASB Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have an impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs during a Construction Period,” which requires that rental costs associated with operating leases incurred during a construction period be recognized as rental expense. As permitted under current GAAP, the Company currently capitalizes rent incurred during the construction phase. This Staff Position is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted but not required. The Company will adopt the FASB Staff Position FAS 13-1 on December 26, 2005, at which time rent will no longer be capitalized related to leases with properties under construction.

4. Property and Equipment

Property and equipment consists of the following:

	December 25, 2005	December 26, 2004

Land and land improvements	$1,855	$2,111
Buildings and improvements	4,364	4,984
Furniture, fixtures and equipment	68,438	52,072
Leasehold improvements and leasehold rights	90,936	38,954
	165,593	98,121
Less accumulated depreciation and amortization	(83,001)	(61,532)
	$82,592	$36,589

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 25, 2005	December 26, 2004
Trade accounts payable	$22,759	$9,168
Ft cards and Ft certificates	3,468	3,245
Accrued self-insurance reserves	15,916	13,143
Payroll and related liabilities	11,845	8,799
Rent and occupancy expenses	1,444	1,003
Sales taxes	4,088	2,530
Accrued interest	2,939	2,680
Related party payables	228	147
Other	3,801	1,790
	$66,488	$42,505

6. Long-Term Debt

Long-term debt consists of the following:

	December 25, 2005	December 26, 2004
Senior secured notes due 2010	$105,000	$105,000
Senior Unsecured Credit Facility	75,000	—
Mortgage	771	—
Other	63	63
	180,834	105,063

Less current portion	(117)	(63)

	$180,717	$105,000

On January 11, 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. Obligations under the Senior Unsecured Credit Facility are guaranteed by the Company’s subsidiaries. Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%. As of December 25, 2005, the interest rate on the Senior Unsecured Credit Facility’s term loan was 14.17%.

On January 11, 2005, the Company assumed a $0.8 million mortgage (the “Mortgage”), secured by the building and improvements of one of the restaurants acquired in the Chevys Acquisition. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 1, 2015.

On March 31, 2004, the Company retired the then existing Revolving Credit and Term Loan Agreement and entered into a new Amended and Restated Revolving Credit Agreement (the “Line”) providing for $30,000 of Senior Secured Credit Facilities with a lead bank acting as Lead Arranger and Administrative Agent. The Line includes a $15,000 letter of credit facility and a $15,000 revolving credit facility that can be used for letters of credit. No amounts were outstanding under the Line as of December 25, 2005 and December 26, 2004.

On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010 (the “Notes”). Interest on the Notes is payable semiannually on April 1 and October 1 each year. The proceeds of the Notes were used to repay in full the then outstanding term loans under the Company’s prior credit facility and old subordinated notes, and the fees associated with the Line and the sale of the Notes. Concurrent with the retirement of the subordinated notes and the terms loans outstanding under our prior credit facility, the Company wrote off the unamortized cost of the associated deferred debt fees in the amount of $4,247 and paid $430 in termination costs which are included in debt termination costs in the consolidated statements of operations. The Notes included a provision that required the Company to commence an exchange offer to exchange the originally issued notes for new registered notes by October 27, 2004. The Company suspended and extended the exchange offer on October 22, 2004 as a result of its then pending acquisition of Chevys, Inc. The Company completed the exchange offer for 100% of the Notes on June 7, 2005.

The terms of the Amended and Restated Credit Agreement, the Notes and the Senior Unsecured Credit Facility include specified financial and other covenants, all of which the Company was in compliance with at December 25, 2005.

Interest rates for the Line, the Notes and the Senior Unsecured Credit Facility are shown the following table:

	December 25, 2005	December 26, 2004
Senior secured notes due 2010	10.00%	10.25%
Senior Unsecured Credit Facility	14.17%	—
Mortgage	9.28%	—

On June 28, 2000, a subordinated note agreement was entered into. In conjunction with the issuance of the subordinated notes, the Company issued warrants to purchase 43,773 shares of its Common Stock at an exercise price of $0.01 per share. The warrants are exercisable during the 10-year period following the date of issuance. The value of the warrants of $4,027 was recorded as additional paid-in capital and reduced the carrying value of the subordinated notes. The discount on the notes was being amortized to interest expense over the term of the subordinated notes using the effective-interest method and is included in interest expense on the accompanying consolidated statements of operations. This debt was repaid in full on March 31, 2004. Concurrent with the retirement of the related debt, the unamortized discount was written off and is included with debt termination costs in other income (expense) in the consolidated statements of operations. Management determined the original value of the Company’s warrants based on estimates of future cash flows and other assumptions. Amortization expense of the discounts amounted to approximately $114 for the year ended December 26, 2004, and $446 for the year ended December 28, 2003.

Effective October 1, 2002, in order to convert a portion of its outstanding debt to a fixed rate, the Company entered into an interest rate swap agreement with a financial institution initially covering $17,525 of its long-term debt, with a notional amount of $14,438 at December 28, 2003. This agreement effectively guaranteed that the base interest rate on the Company’s covered outstanding long-term debt would be 2.42%. This agreement was terminated concurrent with the retirement of the prior credit facility on March 31, 2004.

The maturity of long-term debt for the fiscal years succeeding December 25, 2005, is as follows:

2006	$117
2007	60
2008	75,066
2009	72
2010	105,079
Thereafter	440
$180,834

7. Capitalization

Common Stock

                The Company is authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of Class B Common Stock are identical to Class A Common Stock except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. At December 25, 2005 and December 26, 2004, there were 300,423 and 258,656 shares, respectively, issued and outstanding of Class A Common Stock and at December 25, 2005 and December 26, 2004, there were 15,867 shares issued and outstanding of Class B Common Stock.

Redeemable Preferred Stock

The Company is authorized to issue 100,000 shares of Preferred Stock. Shares are issued upon approval of the board of directors and all outstanding shares of Preferred Stock are redeemable at any time at the option of the Company, subject to restrictions under certain debt covenants.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) have a liquidation preference of $1 per share and accumulated dividends associated with each share. With respect to dividend rights and rights of liquidation, Series A ranks senior to all classes of Common Stock and Series B. Series B ranks senior to all classes of Common Stock.

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

The liquidation preference on the Series A, Series B and Series C accretes at the stated rates on the liquidation preference value thereof; dividends (representing accreted liquidation preference) are to be paid from legally available funds, when and if declared by the board of directors. Dividends will accrue and will be payable only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the applicable series of preferred stock. Accretion of the liquidation preference on the redeemable preferred stock is reflected as an increase in the preferred stock values and an increase in the accumulated deficit. Accretion of the liquidation preference on the Redeemable Preferred Stock was $14,583, $11,862 and $10,409 during the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively, and is reflected in the consolidated statements of stockholders’ equity as an increase in the preferred stock values and an increase in the accumulated deficit.

Net income (loss) attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces net income or increases net loss attributable to common stockholders for the relevant periods.

In fiscal year 2005, as partial consideration for the Chevys Acquisition, the Company issued 2,064 of Series A, 1,393 shares of Series B and 3,892 shares of Series C redeemable preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers. There were no preferred shares issued in fiscal year 2004.

Stock Option Plans

The Company’s 1998 and 2000 Stock Option Plans (the Plans) have authorized the grant of options to certain employees, directors and independent contractors for up to 12,000 and 100,000 shares, respectively, of the Company’s Common Stock. All options granted under both Plans have 10-year terms. Under the 2000 Stock-Based Incentive Compensation Plan, the Company granted a stock option for 3,671 shares in 2001, 50% of whose vesting is conditional on a change in control.

The 2000 Stock-Based Incentive Compensation Plan, for option grants prior to 2004, provided for 50% of the options to become exercisable based on “annual vesting,” with 10% of the grant vesting per year during the first five years after the grant date, and the remaining 50% to become exercisable based on a “cliff vesting” schedule. These options are fully vested. Additionally, for option grants made in 2004 and 2005, the Plan provides for 20% of the option grants to become exercisable each year on the anniversary date of the grants.

A summary of the status of the Company’s two stock option plan activity and related information is presented below:

	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price

Outstanding – December 29, 2002	6,850	$10.00	43,835	$66.20
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(800)	10.00	(1,101)	92.00
Outstanding – December 28, 2003	6,050	10.00	42,734	65.53
Granted	—	—	39,700	0.01
Exercised	—	—	—	—
Canceled	(800)	10.00	(1,101)	92.00
Outstanding – December 26, 2004	5,250	10.00	81,333	33.19
Granted	682	10.00	4,839	30.52
Exercised	—	—	407	0.01
Canceled	—	—	(13,215)	92.00
Outstanding – December 25, 2005	5,932	$10.00	72,550	$22.49

Exercisable at December 25, 2005	5,250	$10.00	34,076	$42.44

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, the Company continues to account for the stock- based compensation plans using the intrinsic value-based measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value as of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant rate as prescribed by SFAS No. 148, net income would have been reduced by compensation of $26 for the year ended December 25, 2005. There would have been no pro forma effects to net income for December 26, 2004 and December 28, 2003.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumption for the fiscal years ended 2005, 2004 and 2003

	2005	2004	2003

Risk free interest rate	3.87%	3.96%	3.96%
Weighted-average remaining contractual life	7.02	7.97	6.44
Weighted-average fair value	5.83	0.00	0.00
Dividend yield	—%	—%	—%
Expected volatility	0.00%	0.00%	0.00%

8. Income Taxes

Significant components of the income tax (benefit) provision consists of the following:

	December 25, 2005	December 26, 2004	December 28, 2003
Current:
Federal	$—	$—	$—
State	14	70	109
	103	70	109
Deferred:
Federal	2,188	2,113	4,129
State	1,137	35	376
	3,325	2,148	4,505
	3,339	2,218	4,614
Change in valuation allowance	(8,048)	(11,288)	(4,505)
	$(4,709)	$9,070	$109

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 25, 2005	December 26, 2004
Deferred tax assets:
Federal net operating loss carryforwards	$1,763	$2,286
State net operating loss carryforwards	143	231
Goodwill	6,156	7,383
Accrued expenses not currently deductible	4,074	4,140
Tax credit carryforwards	567	411
Property and equipment basis difference	14,150	10,664
Deferred rent	1,174	750
Gift certificates and other deferred income	778	720
Other	788	338
Total deferred tax assets	$29,593	$26,923

	December 25, 2005	December 26, 2004
Deferred tax liabilities:
Prepaid expenses	$(872)	$(852)
Goodwill	(10,178)	(7,685)
State taxes	(992)	(1,160)
Total deferred tax liabilities	(12,042)	(9,735)
Net deferred tax assets	17,551	17,188

Less valuation allowance	—	(8,048)
	$17,551	$9,140

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	December 25, 2005	December 26, 2004	December 28, 2003

Income tax at U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.7	5.8	2.2
Valuation allowance	(92.9)	(252.2)	(40.1)
Other	(0.1)	9.7	7.2
Effective tax rate	(54.3)%	(202.7)%	3.3%

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

In evaluating future taxable income for valuation allowance purposes at December 25, 2005, the Company concluded that it was appropriate to consider income expected to be generated in 2006, 2007 and 2008. For the years ended December 25, 2005 and December 26,2004, the Company reduced the valuation allowance and recorded an income tax benefit of $8,048 and $9,140, respectively, in accordance with SFAS No. 109.

The purchase accounting adjustments for the Chevys Acquisition have not been reflected in the deferred tax balances as of December 25, 2005 in their entirety as the final tax returns for the seller, Chevy's Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carryforwards at the date of acquisition. Upon completion of the Sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future. Purchase accounting adjustments have only been recorded for those deferred tax assets that were recognized in the current year.

For tax purposes, the excess of the purchase price over the fair market value of the assets acquired at the time of the Acapulco and the El Torito acquisitions has been accounted for as amortizable goodwill.

At December 25, 2005 and December 26, 2004, the Company had a federal net operating loss carryforward of $5,185 and $6,723, respectively, which will begin to expire in 2016. In addition, at December 25, 2005 and December 26, 2004, the Company had a state net operating loss carryforward of $2,074 and $3,850, respectively, which will begin to expire in 2012.

9. Commitments and Contingencies

Commitments

The Company leases restaurant and office facilities that have terms with expirations in 2006 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Additionally, the Company leases several properties that are not being operated by the Company. Several of those properties are subleased.

The Company leases certain leasehold improvements under agreements that are classified as capital leases. The cost of leasehold improvements under capital leases is included in the balance sheets as property and equipment and was $3,183 at each of December 25, 2005 and December 26, 2004. Accumulated amortization of the leased leasehold improvements was $2,779 and $2,590 at December 25, 2005 and December 26, 2004, respectively. Amortization of assets under capital leases is included in depreciation expense.

The minimum annual lease commitment and subtenant income of the Company for the years succeeding December 25, 2005 is approximately as follows:

	Capital Lease Obligations	Minimum Lease Commitments	Sublease Income	Net Lease Commitments

2006	$320	$39533	$(427)	$39,426
2007	313	37740	(207)	37,846
2008	313	35,524	(197)	35,640
2009	248	31,506	(187)	31,567
2010	133	26,016	(52)	26,097
Thereafter	382	109,373	—	109,755

Total minimum lease payments	1,709	$279,692	$(1,070)	$280,331
Less: Amount representing interest	(512)
Present value of net minimum capital lease payments	1,197
Less: Current maturities of capital lease obligations	(210)
Long-term capital lease obligations	$987

The Company is contingently liable for leases on sold or assigned premises for $5,612 as of December 25, 2005.

Some of the above leases provide for additional rentals based on a percentage of revenues. The following table summarizes the rental expense, percentage rent expense above minimum rent and net sublease income:

	December 25, 2005	December 26, 2004	December 28, 2003

Rental expense	$42,837	$24,059	$22,403
Percentage rent expense above minimum rent (included in rental expense)	2,517	2,218	2,144
Net sublease income	530	813	951

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

Self-Insurance

The company is self-insured for most casualty claims up to certain stop-loss limits. The company has accounted for its liabilities for these losses and claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries. Management believes that it has recorded reserves for casualty claims at a level that has substantially mitigated the potential negative impact of adverse developments and/or volatility. Management believes that its calculation of casualty claims liabilities would not change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty claims, it is reasonably possible that the company could experience changes in estimated losses, which could be material to both quarterly and annual net income. Amounts estimated to be ultimately payable with respect to existing claims and an estimate for claims incurred but not reported under these programs have been accrued and are included in the in the accompanying consolidated balance sheets. Estimated liabilities related to the self-insured claims were $15,916 and $13,143 as of December 25, 2005 and December 26, 2004, respectively.

The Company is also required to maintain collateral securing future payment under the self-insured retention insurance programs. As of December 25, 2005 and December 26, 2004, this collateral consisted stand-by letters of credit of $18,195 and $18,804, respectively.

10. Related Party Transactions

After July 13, 1998, the Company entered into a management agreement with two of its stockholders. Effective June 28, 2000, the management agreement was amended. Under the terms of the amended agreement, the two principal stockholders are to be paid fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. Charges relating to the agreement of $510, $302 and $308 have been expensed in the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations.

On January 19, 2005, the Company paid $833,333 and $166,667 to BRS and JCP, respectively, recorded in goodwill, for advisory and transactional services provided to our Company pursuant to the Amended and Restated Management Agreement in connection with the acquisition of Chevys.

Effective July 1, 2000, the Company entered into a management agreement with Restaurant Associates to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal. The agreement was amended effective October 1, 2001, reducing the annual compensation payment to $250 per year. Employees of Restaurant Associates, two of whom sit on the Board of the Company, performed the services. The agreement was cancelled on March 31, 2004. Expenses relating to these agreements of $74 and $250 were recorded as general and administrative expense for the years ended December 26, 2004 and December 28, 2003, respectively.

In April 2004, we entered into an oral agreement with RA Patina, pursuant to which our subsidiary, Real Mex Foods, Inc., provides food distribution services to certain restaurants owned by RA Patina. In fiscal year 2005 and 2004, we received approximately $985,000 and $478,000, respectively, for services rendered under this food distribution service arrangement. Fortunato N. Valenti, one of our directors, is the Chief Executive Officer of RA Patina and Richard Stockinger, also one of our directors, is the President of RA Patina.

Notes receivable from stockholders consisted of amounts due from stockholders related to the acquisition of the Company’s Common and Preferred Stock. The notes bore interest at 8.0%. Principal and unpaid simple interest was due in four installments, commencing June 28, 2001 and ending on June 28, 2004. The notes were repaid in full on June 28, 2004.

11. Employee Benefit Plan

The Company is the sponsor for a defined contribution plan (401(k) plan) for qualified Company employees, as defined. Participants may contribute from 1% to 50% of pre-tax compensation, subject to certain limitations. The plan contains a provision that provides that the Company may make discretionary contributions. The Company has recorded contribution expense of $263, $188, and $195 during the years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

12. Casualty Gain

In 2003, two of the Company’s restaurants were partially destroyed by fire. The loss, covered by the Company’s replacement cost property insurance, resulted in a loss of $14 during the year ended December 25, 2005 and gains of $997 and $639 during the years ended December 26, 2004 and December 28, 2003, respectively, and is presented as casualty gain (loss) in the consolidated statements of operations. The gains include business interruption insurance proceeds and gain on property replacement.

13. Sale Leaseback Transaction

On March 31, 2004, the Company sold and leased back the land and building underlying five of the Company’s restaurants for total net proceeds of $12,012 (the Sale-Leaseback Transaction). The Sale-Leaseback Transaction resulted in a deferred gain of $3,927 that is being amortized over the lives of the related leases. For the year ended December 25, 2005 and December 26, 2004, the Company recognized $196 and $147, respectively, of the deferred gain which was recorded in other income (expense) net.

The leases underlying the Sale-Leaseback Transaction have initial 20-year non-cancelable terms and qualify for operating lease treatment. The proceeds of the Sale-Leaseback Transaction were used to repay a portion of the prior term loans.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 25, 2005 and December 26, 2004:

	Quarter Ended(1)
	March 27, 2005	June 28, 2005	September 25, 2005	December 25, 2005

Total revenues	$123,989	$144,660	$137,589	$128,058
Operating income	$6,666	$11,051	$9,175	$4,541
Net income	$1,395	$5,092	$3,268	$3,331

	March 28, 2004	June 29, 2004	September 26, 2004	December 26, 2004

Total revenues	$79,824	$87,411	$81,933	$77,642
Operating income	$3,919	$8,087	$5,368	$2,925
Net income	$1,009	$422	$2,906	$9,279

(1)   Includes the results of operations of Chevys since January 12, 2005, the date of acquisition.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

As of the end of our 2005 fiscal year, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.)  Based on this evaluation, the CEO and CFO concluded that, as of the end of our 2005 fiscal year, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our board of directors, executive officers and other key employees of our Company.

Name	Age	Position
Frederick F. Wolfe	55	President, Chief Executive Officer and Director
Steven Tanner	55	Chief Financial Officer
Charles Rink	46	Chief Operating Officer, President Chevys Restaurants LLC
Carlos Angulo	44	President, Real Mex Foods, Inc.
Roberto (Pepe) Lopez	50	Executive Chef and Vice President, Research and Development
Fortunato N. Valenti	57	Chairman of the Board, Director
Richard Stockinger	47	Director*+
Harold O. Rosser	57	Director+
Brian P. Friedman	50	Director*+
J. Rice Edmonds	34	Director*
Michael J. Hislop	50	Director
Jeffrey J. Teschke	34	Director

* Member of our audit committee

+ Member of our compensation committee

Frederick F. Wolfe has been our President, Chief Executive Officer and Director since May 2001. Before joining our Company, Mr. Wolfe served as Chief Operating Officer at California Pizza Kitchen from 1997 to 2001. From 1982 to 1997, Mr. Wolfe served in a variety of positions at Acapulco Company rising from Assistant Manager to Vice President of Operations. Mr. Wolfe received a bachelor’s degree in Political Science from Miami University.

Steven Tanner has been our Chief Financial Officer since January 2004. Before joining our Company, Mr. Tanner served as Chief Financial Officer at Sweet Factory during 2003, Executive Vice President and Chief Financial Officer for Pick Up Stix, from 1997 to 2002 and Chief Financial Officer for In-N-Out Burger from 1991 to 1996. Mr. Tanner is a Certified Public Accountant and earned his bachelor’s degree in Accounting from the Brigham Young University.

Charles Rink has been our Chief Operating Officer since 2005 and President of Chevys since the acquisition in January 2005. Since joining our Company in 1990, Mr. Rink served as Regional Director, Divisional Vice President, Northwest Division, Vice President of Operations Services and Executive Vice President of El Torito Restaurants. His previous experience includes serving as District Manager for Visions Restaurants, Inc. between 1988 and 1990 and as District Manager for Restaurant Enterprises Group, Inc. between 1983 and 1988.

Carlos Angulo has been the President of Real Mex Foods, Inc. since January 2005. Mr. Angulo joined us in 2000 as Vice President of Real Mex Foods, Inc. Previously, Mr. Angulo worked for Smart & Final for 18 years in a variety of positions from Store Manager to Vice President of Northern California Distribution. Mr. Angulo received a Bachelor of Science degree from the University of Southern California.

Roberto (Pepe) Lopez has been our Executive Chef since 1992.  In addition, in 1994, Mr. Lopez was promoted to Vice President, Research and Development and in 2004, he was promoted to Senior Vice President, Research and Development.  Previously, Mr. Lopez served as Director of Product Development. His prior experience includes serving as Executive Chef at Cano’s and Las Brisas, and as Manager at El Torito. Between 1988 and 1992, he was Director of Product Development for Visions Restaurants, Inc.

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

Richard Stockinger has been a Director of our Company since November 2000. Since October 2003, Mr. Stockinger has been the President of RA Patina Restaurants, LLC, an independent operating company of Restaurants Associates. From 1992 to 2003, Mr. Stockinger served as Vice President and Chief Financial Officer of Restaurant Associates. Before joining Restaurant Associates as Corporate Controller in 1985, Mr. Stockinger was an Audit Supervisor at Touche Ross. Mr. Stockinger received a degree from Seton Hall University.

Harold O. Rosser has been a Director of our Company since October 1998. Mr. Rosser is also a managing director of BRS. Mr. Rosser serves on numerous boards of directors including those of Penhall International, Inc., O’Sullivan Industries, Inc., Il Fornaio, M&S and Marshall Retail Group Inc.

Brian P. Friedman has been a Director of our Company since October 1998. Mr. Friedman has been a managing member of JCP and affiliated entities since 1997. Mr. Friedman also serves as Chairman of the Executive Committee of Jefferies & Company, Inc. Mr. Friedman also serves as a director of the general partner K-Sea Transportation Partners, L.P., Telex Communications, Inc., Pacific Basin Limited, Jefferies Group, Inc., and various private companies in which JCP or its affiliates have an interest.

J. Rice Edmonds has been a Director of our Company since November 2000. Mr. Edmonds is also a Managing Director of BRS, where he has worked since 1996. Previously, he worked in the high yield finance group of Bankers Trust. Mr. Edmonds holds a BS from the University of Virginia McIntire School of Commerce and an MBA from the Wharton School of the University of Pennsylvania. Mr. Edmonds also serves on the boards of directors of McCormick & Schmick’s Seafood Restaurants, Inc., Town Sports International, Inc., The Sheridan Group, Inc., and several additional private companies.

Michael J. Hislop has been a Director of our Company since September 2001. Since 1995, Mr. Hislop has been the President and Chief Executive Officer of Il Fornaio. Mr. Hislop received a degree in Hotel and Restaurant Management from the University of Massachusetts.  Mr. Hislop also serves on the board of directors of Il Fornaio.

Jeffrey J. Teschke has been a Director of our Company since January 2005.  Mr. Teschke is also a Vice President of J.W. Childs Associates, L.P.  Before joining J.W. Childs Associates, L.P. in June 1998, Mr. Teschke was an Associate with Quad-C, Inc., a private equity firm based in Charlottesville, VA from 1996 to 1998, and a Financial Analyst at Merrill Lynch & Co. from 1994 to 1996.  Mr. Teschke holds a BA from the University of Rochester and an MBA from the Harvard Business School.  Mr. Teschke also serves on the boards of directors of Fitness Quest, Inc., Coldmatic Products International, LLC, W/S Packaging Holdings, Inc. and Sunny Delight Beverages Co.

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

ITEM 11.                EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for fiscal years 2005, 2004 and 2003 paid to our Chief Executive Officer and the other four most highly compensated executive officers who were serving as such as of December 25, 2005 (the “Named Executive Officers”):

					Long Term Compensation(1)
					Restricted		Securities
	Annual Compensation				Stock		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Other	Awards		Options(2)	Compensation(3)
		($)	($)		(#)		(#)	($)
Frederick F. Wolfe	2005	447,615	339,293	*	—		—	7,320
President, Chief Executive	2004	431,935	75,000	*	—		—	8,858
Officer and Director	2003	363,653	150,000	*	—		—	7,320

Steven L. Tanner(4)	2005	254,559	133,682	*	—		—	—
Chief Financial Officer	2004	210,769	—	*	735	(5)	4,072	—
	2003	—	—	*	—		—	—

Charles Rink	2005	293,054	147,195	*	—		—	—
Chief Operating Officer	2004	248,668	35,000	*	—		12,215	—
	2003	237,288	60,100	*	—		—	87,646

Carlos Angulo	2005	221,384	96,418	*	—		—	—
Senior Vice President,	2004	180,769	35,000	*	—		8,143	—
Real Mex Foods, Inc.	2003	159,423	40,800	*	—		—	—

Roberto (Pepe) Lopez	2005	195,369	60,413	*	—		—	—
Executive Chef and Senior Vice	2004	162,308	25,000	*	—		3,054	—
President, Research and Development	2003	157,307	40,066	*	—		—	29,210

*              Represents less than $50,000 or 10% of the total salary and bonus for the year indicated.

(1)           We have not granted any stock appreciation rights or long-term incentive plan awards.

(2)           Represents options to acquire shares of our Class A Common Stock granted under our Amended and Restated 2000 Stock-Based Incentive Compensation Plan.

(3)           Amounts for Mr. Wolfe consist of life insurance premiums that we paid on his behalf.  Amounts for Mr. Rink and Mr. Lopez consist of amounts distributed upon discontinuation of the El Torito deferred compensation plan.

(4)           Steven L. Tanner joined our Company as Chief Financial Officer on January 12, 2004.

(5)           Represents 295 restricted shares of our Series A 12.5% Cumulative Compounding Preferred Stock, 208 restricted shares of our Series B 13.5% Cumulative Compounding Preferred Stock and 232 restricted shares of our Series C 15% Cumulative Compounding Participating Preferred Stock.

Option Grants in Fiscal Year Ended December 25, 2005

There were no options granted during the fiscal year 2005 to our Named Executive Officers.

Aggregated Option Exercises and Fiscal Year-End Option Value

The following table sets forth information regarding the 2005 fiscal year-end option values for our Named Executive Officers:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In-the-money Options At Fiscal Year End
			Exercisable	Unexercisable	Exercisable	Unexercisable

Frederick F. Wolfe	—	$—	11,586	5,086	955	330
Steven Tanner	—	—	814	3,258	82	330
Charles Rink	—	—	3,177	9,772	254	989
Carlos Angulo	—	—	1,629	6,514	165	659
Roberto (Pepe) Lopez	—	—	978	2,443	65	247

(1) As of December 25, 2005, all outstanding options were in the money.

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

Compensation of Directors

Our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.  In February 2005, we agreed to pay beginning with fiscal 2005 (i) each non-employee director (other than the Chairman of our Audit Committee and the Chairman of our Board of Directors) an annual fee of $25,000; (ii) the Chairman of our Audit Committee an annual fee of $35,000; and (iii) the Chairman of our Board of Directors an annual fee of $50,000.  We further agreed to pay 50.0% of these amounts retroactively to those non-employee directors who served on our Board of Directors during fiscal 2004.

Employment Agreements

We entered into an employment agreement with Mr. Wolfe effective August 2, 2004. Under the employment agreement, Mr. Wolfe is entitled to a base salary of $400,000 per annum or such greater amount as the Board of Directors shall determine and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Wolfe is eligible to receive a bonus of up to 66 2/3% of his base salary. If Mr. Wolfe’s employment is terminated by us without cause or by his resignation for “good reason,” he would be entitled to any previously awarded but unpaid bonus and severance payments equal in the aggregate to his annual base salary for a period of one year following such termination. The new employment agreement with Mr. Wolfe expires on August 2, 2007.

We entered into retention agreements effective February 21, 2006, with each of the following executives: Mr. Wolfe, Mr. Tanner, Mr. Rink and Mr. Angulo.  Under each retention agreement if , following a change of control (as defined in the retention agreement), the executive’s employment is terminated by us without cause or by his resignation for good reason (as defined in the retention agreement) prior to the end of an 18 month period following the change of control (as defined in the retention agreement), the executive is entitled to payment of accrued and unpaid salary, any annual bonus earned but unpaid with respect to our fiscal year ending prior to the termination, and, for the duration of the severance period (which is defined as a period of 18 months reduced by the number of full or partial months following the change of control ), a waiver of health and life premiums, continuation of the executive’s auto allowance and payment 1/12th of annual base salary for each month of the severance period.  The payments and benefits provided for in the retention agreements will be offset by any severance benefits due under any employment agreement, severance plan or similar arrangement maintained by our Company.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of outstanding common stock and preferred stock of Real Mex Restaurants, Inc. as of December 25, 2005 by:

•              Each person (or group of affiliated persons) who is known by us to beneficially own 5% or more of Real Mex Restaurants, Inc.’s common and preferred stock;

•              Each of our Named Executive Officers;

•              Each of our Directors; and

•              All of our Directors and executive officers as a group.

To our knowledge, each of the holders of shares listed below has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

Number and Percent of Shares of

Stock of

Real Mex Restaurants, Inc.

	Common Stock(1)		Preferred Stock(2)
	Shares	Percentage	Series A	Percentage	Series B	Percentage	Series C	Percentage
Greater than 5% Stockholder
Bruckmann, Rosser, Sherrill & Co. II, L.P.(3)	81,800.51	20.45	4,951.08	27.14	3,366.74	27.32	4,384.31	25.08
Bruckmann, Rosser, Sherrill & Co., L.P.(3)	51,079.50	12.77	3,064.77	16.80	2,043.18	16.58	2,741.80	15.69
Funds affiliated with Jefferies Capital Partners(4)	68,027.87	17.00	4,103.12	22.50	2,768.30	22.46	3,572.75	20.44
J.W. Childs Partners, L.P. and affiliated fund(5)	44,845.50	11.21	2,063.67	11.31	1,393.26	11.31	1,945.90	11.13
Canterbury Mezzanine Capital, L.P.(6)	47,992.85	12.00	1,000.00	5.48	680.00	5.52	2,034.76	11.64
Blackstone Mezzanine Partners, L.P. (7)	23,413.00	5.85	—	—	—	—	—	—
Named Executive Officers and Directors
Frederick F. Wolfe, Jr.(8)	11,585	3.19	71.05	*	48.09	*	375.00	2.15
Steven Tanner(16)	814.40	*	295.00	1.62	208.00	1.69	232.00	1.33
Charles Rink(9)	3,370.62	*	11.72	*	7.97	*	—	—
Carlos Angulo(17)	1,628.00	*	—	—	—	—	—	—
Roberto Lopez(10)	977.80	*	—	—	—	—	—	—
Fortunato N. Valenti(11)	12,094.86	3.02	340.89	1.87	230.01	1.87	675.38	3.86
Richard Stockinger(12)	6,228.21	1.56	204.54	1.12	138.00	11.20	150.00	*
Harold O. Rosser	213.50	*	12.81	*	8.54	*	11.19	*
Brian P. Friedman(13)	—	—	—	—	—	—	—	—
J. Rice Edmonds	81.80	*	4.91	*	3.27	*	4.38	*
Michael J. Hislop	—	—	—	—	—	—	—	—
Jeffrey J. Teschke(14)	—	—	—	—	—	—	—	—
All executive officers and directors as a group (12 persons)(15)	38,171.53	9.54	940.92	5.16	643.88	5.22	1,447.95	8.28

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

(8) Includes options to acquire 11,585 shares of common stock that are currently exercisable.

(9) Includes options to acquire 3,177 shares of common stock that are currently exercisable.

(10) Includes options to acquire 977.80 shares of common stock that are currently exercisable.

(11) Includes options to acquire 8,139 shares of common stock that are currently exercisable.

(12) Includes options to acquire 2,837 shares of common stock that are currently exercisable.

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

(16) Includes options to acquire 814.40 shares of common stock that are currently exercisable.

(17) Includes options to acquire 1,628 shares of common stock that are currently exercisable.

Equity Compensation Plan Information

As of December 25, 2005

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warranties and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	78,482	$37.63	5,039
Equity compensation plans not approved by security holders(2)	—	—	—
Total	78,482		5,039

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

Registration Rights Agreement.  On June 28, 2000, we entered into a registration rights agreement with the stockholders party to the security holders agreement pursuant to which we have granted certain registration rights with respect to shares of our common stock held by them. Under the registration rights agreement, we have granted to BRS, JCP, Canterbury, Blackstone and entities and individuals affiliated with BRS, JCP, Canterbury and Blackstone two demand registration rights following an initial public offering of our common stock with respect to the shares of our common stock held by them. In addition, all of the stockholders that are a party to the registration rights agreement have “piggy-back” registration rights to participate in certain registrations of common stock initiated by us.

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

On July 20, 2000, we entered into a Management Agreement with Restaurant Associates pursuant to which Restaurant Associates provided certain operational management services to us, subject to the direction and supervision of our Board. Under the terms of this agreement, as amended, in exchange for these services, Restaurant Associates was entitled to receive a management fee of $250,000 per year until termination of the agreement. This agreement expired on March 31, 2004. Mr. Valenti is the President and Chief Executive Officer of Restaurant Associates. Additionally, Mr. Stockinger is the President of RA Patina Restaurants, LLC (“RA Patina”), an affiliate of Restaurant Associates, and the former Vice President and Chief Financial Officer of Restaurant Associates.

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

Indemnification Agreement.  On October 14, 2004, in connection with the Chevys Purchase Agreement, we entered into an indemnification agreement (“Indemnification Agreement”) with J.W. Childs and our wholly owned subsidiary, CKR Acquisition Corp.  Pursuant to the Indemnification Agreement, effective upon closing of the Chevys Acquisition, J.W. Childs agreed to indemnify us and our affiliates against damages related to (i) any misrepresentation or breach of warranty, covenant or representation made by the Sellers in the Chevys Purchase Agreement or (ii) any Excluded Assets or Excluded Liabilities (as such terms are defined in the Chevys Purchase Agreement).  Pursuant to the Indemnification Agreement, J.W. Childs will not be liable for damages unless (i) we make a written claim for damages prior to January 11, 2006, (ii) the damages with respect to any particular claim exceed $10,000 and (iii) the aggregate of all damages exceeds $600,000, subject to an overall cap on damage claims of $6.0 million. On January 10, 2006, we made a written claim for damages of at least $971,871 in excess of the $600,000 deductible.  Additional damage amounts may be asserted depending on the outcome of certain pending items.

Joinder Agreement.  On January 11, 2005, we entered into a joinder agreement (the “Joinder Agreement”) with J.W. Childs and BRS in connection with the issuance of our equity securities to J.W. Childs.  Pursuant to the Joinder Agreement, J.W. Childs (i) became bound by and entitled to receive the benefits of certain provisions of our securities holders agreement, (ii) became subject to certain transfer restrictions with respect to our equity securities owned by J.W. Childs, (iii) was granted certain preemptive rights with respect to future issuance of certain of our securities, and (iv) became entitled to designate a representative to our board of directors. In accordance with the terms of the Joinder Agreement, effective January 11, 2005, we increased the size of our board of directors to eight directors and Jeffrey J. Teschke was elected as the representative of J.W. Childs.  Mr. Teschke is also a Vice-President of J.W. Childs Associates, Inc.  J.W. Childs Associates, Inc. is the general partner of J.W. Childs Associates, L.P., which is the General Partner of J.W. Childs Advisors, L.P., the General Partner of J.W. Childs Equity Partners, L.P.

Other Relationships

In April 2004, we entered into an oral agreement with RA Patina, pursuant to which our subsidiary, Real Mex Foods, Inc., provides food distribution services to certain restaurants owned by RA Patina.  In fiscal year 2005 and 2004, we received approximately $985,000 and $478,000, respectively, for services rendered under this food distribution service arrangement.  Fortunato N. Valenti, one of our directors, is the Chief Executive Officer of RA Patina and Richard Stockinger, also one of our directors, is the President of RA Patina.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Our Audit Committee appointed Ernst & Young LLP (“E&Y”) as our Company’s independent auditors to conduct the audit of our Company’s books and records for the fiscal year ending December 25, 2005. E&Y has served as our independent auditors since our inception in 1998.

Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by E&Y:

	Fiscal 2005	Fiscal 2004
Audit Fees	$491,800	$222,190
Audit Related Fees	20,000	20,070
Tax Fees	243,700	11,150
All Other Fees	521,129	292,570
Total Fees	$1,276,629	$545,980

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

Tax Fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning. In fiscal year 2005 the services included an analysis of the tax attributes acquired when we acquired Chevys and a tax return review and in fiscal year 2004 consisted of a tax return review.

All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us by E&Y, other than the services reported in the above categories, which consisted principally of fees for the examination of the offering circular and registration statement on Form S-4 in connection with the offering of our senior secured notes and the related exchange offer and fees for services rendered in connection with the Chevys Acquisition.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company’s business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee.  Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During fiscal 2005, all of the services related to the audit or other fees described above were pre- approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)      FINANCIAL STATEMENTS.

The Consolidated Financial Statements are filed as part of this report under Item 8 Financial Statements and Supplementary Data.

•      Consolidated Balance Sheets - December 25, 2005 and December 26, 2004

•      Consolidated Statements of Operations - Fiscal Years Ended December 25, 2005, December 26, 2004, and December 28, 2003

•      Consolidated Statements of Stockholders’ Equity - Fiscal Years Ended December 25, 2005, December 26, 2004, and December 28, 2003

•      Consolidated Statements of Cash Flows - Fiscal Years Ended December 25, 2005, December 26, 2004, and December 28, 2003

•      Notes to Consolidated Financial Statements - December 25, 2005 and December 26, 2004

(2)           FINANCIAL STATEMENT SCHEDULE.

The financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

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

Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

3.9

Articles of Incorporation of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.10

Bylaws of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.11

Articles of Incorporation of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.12

Bylaws of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.13

Articles of Incorporation of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.14

Bylaws of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.15

Articles of Incorporation of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.15 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.16

Bylaws of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.16 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.17

Articles of Incorporation of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.18

Bylaws of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.19

Articles of Incorporation of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.20

Bylaws of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.21

Articles of Incorporation of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.21 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.22

Bylaws of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.22 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.23

Articles of Incorporation of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.23 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.24

Bylaws of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.24 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.25

Articles of Incorporation of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.26

Bylaws of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.26 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.27

Articles of Incorporation of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.27 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.28

Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.29

Articles of Incorporation of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.30

Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.31

Certificate of Incorporation of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.31 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.32

Bylaws of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.32 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.33

Articles of Formation of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.33 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.34

Operating Agreement of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.34 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.1

Indenture, dated as of March 31, 2004, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

4.2

First Supplemental Indenture, dated as of November 29, 2004, among CKR Acquisition Corp., Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.3

Second supplemental Indenture, dated as of January 10, 2005, among Chevys Restaurants, LLC, Real Mex Restaurants, Inc., the guarantors neared therein and Wells Fargo Bank, N.A., as trustee (Filed with the Security and Exchange Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-124670) on May 5, 2005 and incorporated reference herewith)

4.4

Registration Rights Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., the guarantors named therein, Jefferies & Company, Inc. and Deutsche Bank Securities Inc. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.1

Amended and Restated Revolving Credit Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Franchising Company, El Torito Restaurants, Inc., Acapulco, Restaurants of Encinitas, Inc., TARV, Inc., Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, Ala Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., as Borrowers, Fleet National Bank and the other financial institutions listed therein, as Lenders, and Fleet National Bank, as agent and administrative agent with

Fleet Securities, Inc. as arranger. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.2

Intercreditor Agreement, dated as of March 31, 2004, by and between Wells Fargo Bank, N.A., as collateral agent and as trustee, and Fleet National Bank, as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.3

Amended and Restated Securities Holders Agreement, dated as of June 28, 2000, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein (including Registration Rights Agreement, attached as Exhibit C, Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.4

Amendments No. 1 to Amended and Restated Securities Holders Agreement, dated as of November 28, 2001, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.5

Amendment No. 2 to Amended and Restated Securities Holders Agreement, dated as of September 23, 2003, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.6

Shareholder Voting Agreement, dated as of July 13, 1998, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.7

Shareholder Voting Agreement, dated as of November 29, 2001, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.8

Restricted Stock Agreement, dated as of September 23, 2002, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.9

Amended and Restated Real Mex Restaurants, Inc. 2000 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.10

Real Mex Restaurants, Inc. 1998 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.11

Amended and Restated Management Agreement, dated as of June 28, 2000, among Bruckmann, Rosser, Sherrill & Co., Inc., FS Private Investments, L.L.C., as the service providers, and Real Mex Restaurants, Inc., Acapulco Restaurants Inc., El Torito Restaurants, Inc., and El Torito Franchising Company, as the Company. (Filed with the Securities and Exchange Commission as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.12

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Holdings, L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.13

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Amendment No. 1 to the

Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.14

Warrant Agreement, dated as of June 28, 2000, by and between Real Mex Restaurants, Inc. and Canterbury Mezzanine Capital II L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.15

Employment Agreement dated as of August 2, 2004, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.16

Asset Purchase Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp., Chevys, Inc. and its subsidiaries, Chevys Holdings, Inc. and J.W. Childs Equity Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 10-Q on November 10, 2004 and incorporated by reference herewith)

10.17

Indemnification Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp. and J.W. Childs Equity Partners, L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

10.18

Joinder Agreement, dated as of January 11, 2005, by and among Real Mex Restaurants, Inc., J.W. Childs Equity Partners, L.P., JWC Chevys Co-Invest, LLC, Bruckmann, Rosser, Sherrill & Co., L.P. and Bruckmann, Rosser, Sherrill & Co., II L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to  Form 8-K on January 18, 2005 and incorporated by reference herewith)

10.19

Restricted Stock Agreement, dated as of October 31, 2004, by and between Real Mex Restaurants, Inc. and Steven Tanner. (Filed with the Securities and Exchange Commission as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

10.20	Form of Retention Agreement dated as of February 21, 2006, by and between Real Mex Restaurants, Inc. and Messrs. Tanner, Rink, Angulo and Wolfe. (Filed herewith)

10.21

Term Loan Credit Agreement dated as of January 11, 2005, among Real Mex Restaurants, Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Form 8-K (File No. 333-116310) on January 18, 2005 and incorporated by reference herewith)

10.22

Second Amendment and Consent, dated as of January 11, 2005, among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Restaurants, Inc., El Torito Franchising Company, Acapulco Restaurants of Encinitas, Inc., TARV, Inc. Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, ALA Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., CKR Acquisition Corp., Chevys Restaurants, LLC, Fleet National Bank and Union Bank of California, N.A. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Form 8-K (File No. 333-116310) on January 18, 2005 and incorporated by reference herewith)

10.23

Third Amendment, dated as of January 6, 2006, among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Restaurants, Inc., El Torito Franchising Company, Acapulco Restaurants of Encinitas, Inc., TARV, Inc. Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, ALA Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., CKR Acquisition Corp., Chevys Restaurants, LLC, Fleet National Bank and Union Bank of California, N.A. (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of he Chief Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL MEX RESTAURANTS, INC.

		By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
Date:	February 21, 2006		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick F. Wolfe
Frederick F. Wolfe	President and Chief Executive	February 21, 2006
Officer and Director
(Principal Executive Officer)

/s/ Steven Tanner
Steven Tanner	Chief Financial Officer	February 21, 2006
(Principal Financial Officer and
Accounting Officer)

/s/ Fortunato N. Valenti
Fortunato N. Valenti	Director	February 21, 2006

/s/ Richard Stockinger
Richard Stockinger	Director	February 21, 2006

/s/ Harold O. Rosser
Harold O. Rosser	Director	February 21, 2006

/s/ Brian P. Friedman
Brian P. Friedman	Director	February 21, 2006

/s/ J. Rice Edmonds
J. Rice Edmonds	Director	February 21, 2006

/s/ Michael J. Hislop
Michael J. Hislop	Director	February 21, 2006

/s/ Jeffrey J. Teschke
Jeffrey J. Teschke	Director	February 21, 2006

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.2

Bylaws of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.3

Certificate of Incorporation of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.4

Bylaws of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.5

Certificate of Incorporation of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.6

Bylaws of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.7

Certificate of Incorporation of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.8

Bylaws of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

3.9

Articles of Incorporation of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.10

Bylaws of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.11

Articles of Incorporation of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.12

Bylaws of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.13

Articles of Incorporation of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.14

Bylaws of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.15

Articles of Incorporation of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.15 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.16

Bylaws of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.16 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.17

Articles of Incorporation of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.17 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.18

Bylaws of Acapulco Restaurants of Encinitas, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.18 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.19

Articles of Incorporation of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.20

Bylaws of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.21

Articles of Incorporation of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.21 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.22

Bylaws of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.22 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.23

Articles of Incorporation of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.23 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.24

Bylaws of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.24 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.25

Articles of Incorporation of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.26

Bylaws of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.26 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.27

Articles of Incorporation of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.27 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.28

Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.29

Articles of Incorporation of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.30

Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.31

Certificate of Incorporation of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.31 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.32

Bylaws of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.32 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.33

Articles of Formation of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.33 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.34

Operating Agreement of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.34 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.1

Indenture, dated as of March 31, 2004, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

4.2

First Supplemental Indenture, dated as of November 29, 2004, among CKR Acquisition Corp., Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.3

Second supplemental Indenture, dated as of January 10, 2005, among Chevys Restaurants, LLC, Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee (Filed with the Security and Exchange Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-124670) on May 5, 2005 and incorporated reference herewith)

4.4

Registration Rights Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., the guarantors named therein, Jefferies & Company, Inc. and Deutsche Bank Securities Inc. (Filed with the Securities and Exchange Commission as Exhibit 4.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.1

Amended and Restated Revolving Credit Agreement, dated as of March 31, 2004, by and among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Franchising Company, El Torito Restaurants, Inc., Acapulco, Restaurants of Encinitas, Inc., TARV, Inc., Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, Ala Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., as Borrowers, Fleet National Bank and the other financial institutions listed therein, as Lenders, and Fleet National Bank, as agent and administrative agent with Fleet Securities, Inc. as arranger. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.2

Intercreditor Agreement, dated as of March 31, 2004, by and between Wells Fargo Bank, N.A., as collateral agent and as trustee, and Fleet National Bank, as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.3

Amended and Restated Securities Holders Agreement, dated as of June 28, 2000, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein

(including Registration Rights Agreement, attached as Exhibit C, Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.4

Amendments No. 1 to Amended and Restated Securities Holders Agreement, dated as of November 28, 2001, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.5

Amendment No. 2 to Amended and Restated Securities Holders Agreement, dated as of September 23, 2003, among Real Mex Restaurants, Inc., Bruckmann, Rosser, Sherrill & Co., L.P., Furman Selz Investors II, L.P. and other investors as named therein. (Filed with the Securities and Exchange Commission as Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.6

Shareholder Voting Agreement, dated as of July 13, 1998, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.7

Shareholder Voting Agreement, dated as of November 29, 2001, among Furman Selz Investors II, L.P. and other investors listed therein, as shareholders, and Harold O. Rosser and Stephen C. Sherrill, as proxyholders. (Filed with the Securities and Exchange Commission as Exhibit 10.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.8

Restricted Stock Agreement, dated as of September 23, 2002, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.8 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.9

Amended and Restated Real Mex Restaurants, Inc. 2000 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.10

Real Mex Restaurants, Inc. 1998 Stock-Based Incentive Compensation Plan. (Filed with the Securities and Exchange Commission as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.11

Amended and Restated Management Agreement, dated as of June 28, 2000, among Bruckmann, Rosser, Sherrill & Co., Inc., FS Private Investments, L.L.C., as the service providers, and Real Mex Restaurants, Inc., Acapulco Restaurants Inc., El Torito Restaurants, Inc., and El Torito Franchising Company, as the Company. (Filed with the Securities and Exchange Commission as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.12

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Holdings, L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.13

Warrant Agreement, dated as of June 27, 2000, by and between Real Mex Restaurants, Inc. and Blackstone Mezzanine Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.14

Warrant Agreement, dated as of June 28, 2000, by and between Real Mex Restaurants, Inc. and Canterbury Mezzanine Capital II L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.14 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.15

Employment Agreement dated as of August 2, 2004, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

10.16

Asset Purchase Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp., Chevys, Inc. and its subsidiaries, Chevys Holdings, Inc. and J.W. Childs Equity Partners L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to Current Report on Form 10-Q on November 10, 2004 and incorporated by reference herewith)

10.17

Indemnification Agreement, dated as of October 13, 2004, by and among Real Mex Restaurants, Inc., CKR Acquisition Corp. and J.W. Childs Equity Partners, L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

10.18

Joinder Agreement, dated as of January 11, 2005, by and among Real Mex Restaurants, Inc., J.W. Childs Equity Partners, L.P., JWC Chevys Co-Invest, LLC, Bruckmann, Rosser, Sherrill & Co., L.P. and Bruckmann, Rosser, Sherrill & Co., II L.P. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to  Form 8-K on January 18, 2005 and incorporated by reference herewith)

10.19

Restricted Stock Agreement, dated as of October 31, 2004, by and between Real Mex Restaurants, Inc. and Steven Tanner. (Filed with the Securities and Exchange Commission as Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

10.20	Form of Retention Agreement dated as of February 21, 2006, by and between Real Mex Restaurants, Inc. and Messrs. Tanner, Rink, Angulo and Wolfe. (Filed herewith)

10.21

Term Loan Credit Agreement dated as of January 11, 2005, among Real Mex Restaurants, Inc., Deutsche Bank Securities, Inc. and Credit Suisse First Boston. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to Form 8-K (File No. 333-116310) on January 18, 2005 and incorporated by reference herewith)

10.22

Second Amendment and Consent, dated as of January 11, 2005, among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Restaurants, Inc., El Torito Franchising Company, Acapulco Restaurants of Encinitas, Inc., TARV, Inc. Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, ALA Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., CKR Acquisition Corp., Chevys Restaurants, LLC, Fleet National Bank and Union Bank of California, N.A. (Filed with the Securities and Exchange Commission as Exhibit 10.3 to Form 8-K (File No. 333-116310) on January 18, 2005 and incorporated by reference herewith)

10.23

Third Amendment, dated as of January 6, 2006, among Real Mex Restaurants, Inc., Acapulco Restaurants, Inc., El Torito Restaurants, Inc., El Torito Franchising Company, Acapulco Restaurants of Encinitas, Inc., TARV, Inc. Acapulco Restaurant of Ventura, Inc., Acapulco Restaurant of Westwood, Inc., Acapulco Mark Corp., Murray Pacific, ALA Design, Inc., Real Mex Foods, Inc., Acapulco Restaurant of Downey, Inc., Acapulco Restaurant of Moreno Valley, Inc., El Paso Cantina, Inc., CKR Acquisition Corp., Chevys Restaurants, LLC, Fleet National Bank and Union Bank of California, N.A. (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of he Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)