Form 10-Q
period 2006-06-25
Real Mex Restaurants, Inc.
filed 2006-08-04
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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
(562)-346-1200

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

(See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐                            Accelerated Filer ☐                              Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of August 4, 2006, the registrant had outstanding 300,423.16 shares of Class A Common Stock, par value $0.001 per share, and 15,866.82 shares of Class B Common Stock, par value $0.001 per share.

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

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these risks and uncertainties and the risks and uncertainties described elsewhere in this report and in Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on February 21, 2006. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Unless otherwise provided in this report, references to “we”, “us” and “our Company” refer to Real Mex Restaurants, Inc. and our consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Real Mex Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

	June 25,	December 25,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,354	$14,871
Trade receivables, net	9,223	8,265
Other receivables	1,463	2,289
Inventories	10,165	9,977
Prepaid expenses and supplies	6,337	5,268
Deferred tax asset	3,454	3,454
Total current assets	51,996	44,124

Property and equipment, net	82,910	82,592
Goodwill, net	158,820	157,267
Deferred charges	5,495	6,354
Deferred tax asset	11,515	14,097
Other assets	5,950	6,455
Total assets	$316,686	$310,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,624	$26,227
Accrued self-insurance reserves	16,873	15,916
Accrued compensation and benefits	11,841	11,845
Other accrued liabilities	16,395	12,272
Related party payables	328	228
Current portion of long-term debt	120	117
Current portion of capital lease obligations	209	210
Total current liabilities	65,390	66,815

Long-term debt, less current portion	180,687	180,717
Capital lease obligations, less current portion	885	987
Other liabilities	12,738	11,786
Total liabilities	259,700	260,305

Commitments and contingencies

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12.5% Cumulative Compounding Preferred Stock—18,239.983 shares issued and outstanding at June 25, 2006 and December 25, 2005; liquidation preference of $37,743 and $35,646 at June 25, 2006 and December 25, 2005 respectively	37,743	35,646
Series B, 13.5% Cumulative Compounding Preferred Stock—12,323.311shares issued and outstanding at June 25, 2006 and December 25, 2005; liquidation preference of $26,966 and $25,365 at June 25, 2006 and December 25, 2005 respectively;	26,966	25,365
Series C, 15% Cumulative Compounding Preferred Stock—17,477.904 shares issued and outstanding at June 25, 2006 and December 25, 2005; liquidation preference of $62,179 and $58,080 at June 25, 2006 and December 25, 2005 respectively;	62,179	58,080
Common Stock, $.001 par value, 2,000,000 shares authorized, 316,289.98 shares issued and outstanding at June 25, 2006 and December 25, 2005;	—	—
Warrants	4,027	4,027
Additional paid-in capital	16,203	16,203
Accumulated deficit	(90,132)	(88,737)
Total stockholders’ equity	56,986	50,584
Total liabilities and stockholders’ equity	$316,686	$310,889

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Revenues:
Restaurant revenues	$138,561	$138,516	$268,359	$257,954
Other revenues	7,067	5,144	13,907	9,014
Royalty and franchise fees	1,064	1,000	2,008	1,681
Total revenues	146,692	144,660	284,274	268,649
Costs and expenses:
Cost of sales	36,972	37,182	72,378	68,217
Labor	49,211	49,996	97,018	94,588
Direct operating and occupancy expense	32,130	34,222	65,439	63,427
General and administrative expense	7,412	6,231	14,258	13,471
Depreciation and amortization	4,831	5,456	9,355	9,970
Legal settlement costs	736	363	2,758	713
Pre-opening costs	170	159	443	330
Loss on impairment of property and equipment	—	—	—	216

Operating income	15,230	11,051	22,625	17,717

Other income (expense):
Interest expense	(6,083)	(5,907)	(12,095)	(11,301)
Other income (expense), net	303	(52)	354	73

Total other expense, net	(5,780)	(5,959)	(11,741)	(11,228)

Income before income tax provision	9,450	5,092	10,884	6,489

Income tax provision	3,911	—	4,482	2

Net income	5,539	5,092	6,402	6,487

Redeemable preferred stock accretion	(3,898)	(3,433)	(7,796)	(6,824)

Net income (loss) attributable to common stockholders	$1,641	$1,659	$(1,394)	$(337)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	June 25,	June 26,
	2006	2005
Operating activities
Net income	$6,402	$6,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,355	9,958
Amortization of deferred financing costs	884	873
Gain on disposal of property and equipment	(19)	(67)
Deferred tax asset	2,582	—
Impairment of property and equipment	—	216
Changes in operating assets and liabilities:
Trade and other receivables	(132)	(1,971)
Inventories	(188)	(4,056)
Prepaid expenses and supplies	(1,069)	(1,177)
Deferred charges, net	(11)	(12)
Other assets	479	449
Accounts payable and accrued liabilities	(1,427)	(4,852)
Other liabilities	1,050	550
Net cash provided by operating activities	17,906	6,398
Investing activities
Additions to property and equipment	(9,740)	(7,737)
Chevys Acquisition, net of cash acquired of $3,913	(1,553)	(75,225)
Proceeds from sale of property	—	(10)
Net cash used in investing activities	(11,293)	(82,972)
Financing activities
Borrowings under long-term debt agreements	—	75,000
Payments on long-term debt agreements and capital lease obligations	(130)	(157)
Payment of financing costs	—	(2,880)
Net cash (used in) provided by financing activities	(130)	71,963
Net increase (decrease) in cash and cash equivalents	6,483	(4,611)
Cash and cash equivalents at beginning of period	14,871	10,690
Cash and cash equivalents at end of period	$21,354	$6,079
Supplemental disclosure of cash flow information
Interest paid	$11,154	$9,960
Income taxes paid	$42	$2
Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$—	$7,349

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 25, 2006
(in thousands, except for share data)

1.             Basis of Presentation

Real Mex Restaurants, Inc., a Delaware Corporation (together with its subsidiaries, the “Company”), was formed on May 15, 1998.

The Company, primarily through its major subsidiaries El Torito Restaurants, Inc. (El Torito), Chevys Restaurants, LLC (Chevys) and Acapulco Restaurants, Inc. (Acapulco), currently operates 194 restaurants, of which 160 are located in California and the remainder are located in 12 other states, primarily under the trade names El Torito Restaurant, Chevys Fresh Mex and Acapulco Mexican Restaurant Y Cantina. The Company’s other major subsidiary, Real Mex Foods, Inc., (Real Mex) provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.

The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly owned subsidiaries. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC on Form 10-K for the year ended December 25, 2005. We believe that the disclosures included in our accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 25, 2005 has been derived from our audited financial statements

2.             Chevys Acquisition

On January 11, 2005, the Company, through its subsidiary Chevys Restaurants LLC, purchased substantially all of the assets of Chevys, Inc. and certain of its subsidiaries (the Sellers) out of the Sellers’ Chapter 11 bankruptcy proceeding, including 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants (the “Chevys Acquisition”). In addition, the Company assumed franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants. The purchase price included the payment of cash and the issuance of the Company’s equity securities. The Company financed the transaction with $75.0 million in unsecured debt financing, the proceeds of which were used to fund a portion of the purchase price and a portion of the approximately $4.2 million of fees and expenses related to the transaction.

The following table presents the allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values:

Cash and cash equivalents	$3,913
Trade accounts receivable	2,641
Inventories	1,382
Other current assets	1,178
Property and equipment	42,312
Deferred tax asset	3,599
Other assets	3,386
Goodwill	53,434
Total assets acquired	111,263

Accounts payable and accrued liabilities	19,163
Other liabilities	2,416
Total liabilities assumed	21,579
Net assets acquired	$90,266

These transactions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of the acquisition.

The primary reason for the Chevys Acquisition was to add a complementary growth concept in the full-service Mexican segment of the restaurant industry. The Company attributes the goodwill associated with the Chevys Acquisition to the historical financial performance and the anticipated future performance of Chevys. The Company is currently determining the amount, if any, of any additional tax benefits that may have been acquired in the Chevys Acquisition. Any change in the amount of the tax benefits will impact the overall purchase price only.

The following pro forma consolidated results of operations have been prepared as if the Chevys Acquisition had occurred on December 27, 2004 (the first day of fiscal year 2005):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2006	2005	2006	2005
Total revenues	$146,692	$144,660	$284,274	$277,355
Net income before redeemable preferred stock accretion	5,539	5,092	6,402	6,831

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Chevys Acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.             Long-Term Debt

Long-term debt consists of the following:

	June 25, 2006	December 25, 2005
Senior Secured Notes due 2010	$105,000	$105,000
Senior Unsecured Credit Facility	75,000	75,000
Mortgage	744	771
Other	63	63
	180,807	180,834

Less current portion	(120)	(117)

	$180,687	$180,717

On January 11, 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. Obligations under the Senior Unsecured Credit Facility are guaranteed by the Company’s subsidiaries. Interest on the term loan outstanding under the Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%. As of June 25, 2006, the interest rate on the Senior Unsecured Credit Facility’s term loan was 14.92%.

On January 11, 2005, the Company assumed an $812 mortgage (the “Mortgage”), secured by the building and improvements of one of the restaurants acquired in the Chevys Acquisition. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 1, 2015.

On March 31, 2004, the Company retired the then existing revolving credit and term loan agreement and entered into a new amended and restated revolving credit agreement (the “Line”) providing for $30,000 of Senior Secured Credit Facilities with a lead bank acting as Lead Arranger and Administrative Agent. The Line includes a $15,000 letter of credit facility and a $15,000 revolving credit facility that can be used for letters of credit. No amounts were outstanding under the Line as of June 25, 2006.

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

The terms of the Line, the Notes and the Senior Unsecured Credit Facility include specific financial and other covenants, all of which the Company was in compliance with at June 25, 2006.

Interest rates for the Line, the Notes and the Senior Unsecured Credit Facility are shown the following table:

	June 25, 2006	December 25, 2005
Senior secured notes due 2010	10.25%	10.00%
Senior Unsecured Credit Facility	14.92%	14.17%
Mortgage	9.28%	9.28%

4.             Capitalization

Common Stock

The Company is authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of the Class B Common Stock are identical to the Class A Common Stock except that the holders of Class B Common Stock have no voting rights, except as provided by law. Each holder of Class B Common Stock has the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. There were 300,423.16 shares issued and outstanding of Class A Common Stock at June 25, 2006 and December 25, 2005. There were 15,866.82 shares issued and outstanding of Class B Common Stock at June 25, 2006 and December 25, 2005.

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

The liquidation preference on the Series A, Series B and Series C accretes at the stated rates on the liquidation preference value thereof; dividends (representing the accreted liquidation preference) are to be paid from legally available funds, when and if declared by the board of directors. If dividends are not declared, a dividend will continue to accrue and will be paid as dividends only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the preferred stock. Accretion of the liquidation preference on the Redeemable Preferred Stock was $3,898 and $3,433 during the three months ended June 25, 2006 and June 26, 2005, respectively, and $7,796 and $6,824 during the six months ended June 25, 2006 and June 26, 2005, respectively, and is reflected as an increase in the preferred stock values and an increase in the accumulated deficit.

Net loss attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock, which reduces net income and increases net loss attributable to common stockholders for the relevant periods.

Stock Option Plans

The Company’s 1998 and 2000 Stock Based Incentive Compensation Plans (the Plans) have authorized the grant of options to certain employees, directors and independent contractors for up to 12,000 and 100,000 shares, respectively, of the Company’s Common Stock. All options granted under both Plans have 10-year terms. Under the 2000 Stock-Based Incentive Compensation Plan, the Company granted a stock option for 3,671 shares in 2001, 50% of whose vesting is conditional on a change in control.

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

Effective December 26, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the prospective method, as the Company is considered a nonpublic company for purposes of FAS 123R. Under this method, the Company records the expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date “calculated value” estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the calculated value of share-based payments using the volatility of the Company’s appropriate industry sector index, which is amortized on a straight-line basis over the requisite service period. No options were granted during the three and six month periods ended June 25, 2006.

A summary of the status of the Plans as of June 25, 2006, and December 25, 2005, and changes during the current year, is presented below:

	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price
Outstanding—December 25, 2005	5,932	$10.00	72,550	$22.49

Granted	—	—	—	$—
Exercised	—	—	—	—
Canceled	—	—	(367)	92.00
Outstanding—June 25, 2006	5,932	$10.00	72,183	$22.13

Exercisable at June 25, 2006	5,932	$10.00	36,959	$38.65

The weighted-average remaining contractual life of the employee stock options granted under the 1998 Stock-Based Incentive Compensation Plan is three years. The weighted-average remaining contractual life of the employee stock options granted under the 2000 Stock-Based Incentive Compensation Plan is seven years.

5.             Related Party Transactions

The Company has a management agreement with two of its stockholders. The stockholders are paid fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. Expenses relating to the agreement of $203 and $166 were recorded as general and administrative expense in the three months ended June 25, 2006 and June 26, 2005, respectively, and $328 and $283 for the six months ended June 25, 2006 and June 26, 2005, respectively.

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

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of June 25, 2006 we operated 194 restaurants, of which 160 are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants, LLC, which we formed in connection with the Chevys Acquisition, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

El Torito, El Torito Grill, Acapulco and Chevys, our primary restaurant concepts, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 15 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Who Song & Larry’s; Keystone Grill; and Fuzio Universal Pasta.

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

In 2005, we opened one new El Torito restaurant in Corona, CA and one new El Torito Grill restaurant in Sherman Oaks, CA. In January 2006, we opened two new El Torito restaurants in Oxnard, CA and Temecula, CA. We plan to open six additional restaurants in 2006, including two restaurants scheduled to open in August 2006 in San Leandro, CA (Chevys) and Riverside, CA (El Torito).

Our restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consists primarily of sales by Real Mex Foods, Inc. to outside customers of processed and packaged prepared foods and other merchandise items. Royalty and franchise fees include royalty fees which are based on a contractual percentage of sales in franchised restaurants, franchise fees, which are the fees paid for the franchising of a particular location. Franchise fees are recognized as revenue upon the opening of a franchised restaurant.

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

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months and six months ended June 25, 2006 and June 27, 2005 consist of 13 and 26 weeks, respectively. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period.

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

Impact of Recently Issued Accounting Principles

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the company beginning in the first quarter of 2007. The company is evaluating the impact this statement will have on its consolidated financial statements.

Results of Operations

Our operating results for the three and six months ended June 25, 2006 and June 26, 2005 are expressed as a percentage of total revenues below:

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.2	25.7	25.5	25.4
Labor	33.5	34.6	34.1	35.2
Direct operating and occupancy expense	21.9	23.7	23.0	23.6
Total operating costs	80.7	83.9	82.6	84.2
General and administrative expense	5.1	4.3	5.0	5.0
Depreciation and amortization	3.3	3.8	3.3	3.7
Legal settlement costs	0.5	0.3	1.0	0.3
Pre-opening costs	0.1	0.1	0.2	0.1
Operating income	10.4	7.6	8.0	6.6
Interest expense	4.1	4.1	4.3	4.2
Total other expense, net	3.9	4.1	4.1	4.2
Income before tax provision	6.4	3.5	3.8	2.4
Net income	3.8	3.5	2.3	2.4

Three months ended June 25, 2006 compared to the three months ended June 26, 2005

Total Revenues. Total revenues increased by $2.0 million, or 1.4%, to $146.7 million in the second quarter of 2006 from $144.7 million in the second quarter of 2005 primarily due to a $0.1 million net increase in restaurant revenues, a $2.0 million increase in other revenues and $0.1 million increase in royalty and franchise fees. The net increase in restaurant revenues was primarily due to comparable store sales increases of $0.3 million or 0.2%, plus sales from new restaurants of $2.7 million reduced by sales from restaurant closures of $2.9 million. The increase in other revenues was primarily due to an increase in sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.

Cost of Sales. Total cost of sales of $37.0 million in the second quarter of 2006 decreased $0.2 million or 0.6% as compared to the second quarter of 2005, due to an overall decrease in commodity prices in 2006 versus 2005. As a percentage of total revenues, cost of sales decreased to 25.2% for the second quarter of 2006 from 25.7% for the second quarter of 2005.

Labor. Labor costs of $49.2 million in the second quarter of 2006 decreased by $0.8 million or 1.6% as compared to the second quarter of 2005, and as a percentage of total revenues, labor costs decreased to 33.5% for the second quarter of 2006 from 34.6% for the second quarter of 2005. The reduction in labor costs an was primarily due to a reduction in total hourly employee labor expense achieved as a result of our continued focus on hourly labor controls, scheduling and a reduction in employee turnover. Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $32.1 million in the second quarter of 2006 decreased by $2.1 million or 6.1% as compared to the second quarter of 2005 primarily due to lower advertising expense and other direct expense.  Direct operating and occupancy expense as a percentage of sales decreased to 21.9% in the second quarter of 2006 from 23.7% in the second quarter of 2005.

General and Administrative Expense. General and administrative expense of $7.4 million in the second quarter of 2006 increased by $1.2 million or 19.0% as compared to the second quarter of 2005 primarily due to higher salary and payroll tax expense combined with higher bonus expense.  General and administrative expense as a percentage of sales increased to 5.1% in the second quarter of 2006 from 4.3% in the second quarter of 2005.

Depreciation and Amortization. Depreciation and amortization expense of $4.8 million in the second quarter of 2006 decreased by $0.6 million or 11.5% as compared to the second quarter of 2005. As a percentage of total revenues, depreciation and amortization decreased to 3.3% for the second quarter of 2006 from 3.8% for the second quarter of 2005.

Legal Settlement Costs. We incurred legal settlement costs of $0.7 million in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005. The increase in costs relates to lawsuits filed against us in 2004 and 2005.

Interest Expense. Interest expense of $6.1 million in the second quarter of 2006 increased $0.2 million or 3.0% as compared to the second quarter of 2005 primarily due to a an increase in the interest rate on our Senior Unsecured Credit Facility (the interest rate in the second quarter of 2005 ranged from 12.27% to 12.71%, versus 14.17% to 14.92% during the second quarter of 2006) and a 0.25% increase in the interest rate on the Notes. As a percentage of total revenues, interest expense was 4.1% in both the second quarter of 2006 and the second quarter of 2005.

Income Tax Provision. The income tax provision for the second quarter of 2006 and 2005 was based on estimated annual effective tax rates. A rate of 41.4% was applied to the second quarter of 2006. In the second quarter of 2005, a net effective tax rate of 0.0% was applied as the Company offset income tax expense by a reversal of the existing valuation allowance. These rates are comprised of the combined federal and state statutory rates.

Six months ended June 25, 2006 compared to the six months ended June 26, 2005

Total Revenues.  Total revenues increased by $15.6 million, or 5.8%, to $284.3 million in the first six months of 2006 from $268.6 million in the first six months of 2005 due to a $10.4 million increase in restaurant revenues, a $4.9 million increase in other revenues and a $0.3 million increase in royalty and franchise fees.  The increase in restaurant revenues was partially due to the fact that the six months ended June 26, 2005 excluded 16 days of sales in the Chevys restaurants as the Chevys restaurants were acquired on January 11, 2005.  This is combined with comparable store sales increases of 0.2% in the first six months of 2006 and new restaurant openings, partially offset by restaurant closures.  The increase in comparable store sales was partially driven by price increases in the El Torito restaurants of approximately 0.2%, in the Acapulco restaurants of approximately 0.4% and in the Chevys restaurants of approximately 1.0%.  The increase in other revenues was primarily due to an increase in sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary. The increase in royalty and franchise fees was primarily due to the timing of the Chevys acquisition in the prior year.

Cost of Sales.  Total cost of sales of $72.4 million in the first six months of 2006 increased $4.2 million or 6.1% as compared to the first six months of 2005.  This increase was primarily due to the inclusion in our results of operations in 2006 of a full six months of the Chevys restaurants cost of sales versus a partial six months in 2005, combined with higher costs associated with the increase in sales to outside customers by our distribution facility.  As a percentage of total revenues, cost of sales increased to 25.5% for the first six months of 2006 from 25.4% for the first six months of 2005.

Labor.  Labor costs of $97.0 million in the first six months of 2006 increased by $2.4 million or 2.6% as compared to the first six months of 2005 primarily due to the increase in labor cost dollars associated with the inclusion in our results of operations of the Chevys restaurants for a full six months in fiscal 2006 versus a partial six months in fiscal 2005.  Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percentage of total revenues, labor costs decreased to 34.1% for the first six months of 2006 from 35.2% for the first six months of 2005, primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls, scheduling and reductions in turnover.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $65.4 million in the first six months of 2006 increased by $2.0 million or 3.2% as compared to the first six months of 2005. The increase in direct operating and occupancy expense was primarily associated with the inclusion in our results of operations of the Chevys restaurants for a full six months in fiscal 2006 versus a partial six months in fiscal 2005. Direct operating and occupancy expense as a percentage of sales decreased to 23.0% in the first six months of 2006 from 23.6% in the first six months of 2005 primarily due to lower general liability insurance expense.

General and Administrative Expense.  General and administrative expense of $14.3 million in the first six months of 2006 increased by $0.8 million or 5.8% primarily due to increased staffing associated with the Chevys Acquisition. General and administrative expense as a percentage of sales was 5.0% in both the first six months of 2006 and in the first six months of 2005.

Depreciation and Amortization.  Depreciation and amortization expense of $9.4 million in the first six months of 2006 decreased $0.6 million or 6.2% as compared to the first six months of 2005. As a percentage of total revenues, depreciation decreased to 3.3% for the first six months of 2006 compared to 3.7% for the first six months of 2005.

Legal Settlement Costs. We incurred legal settlement costs of $2.8 million in the first six month of 2006 compared to $0.7 the first six months of 2005. The increase in costs relates to lawsuits filed against us in 2004 and 2005.

Interest Expense.  Interest expense of $12.1 million in the first six month of 2006 increased $0.8 million or 7.0% as compared to the first six months of 2005 primarily due to a an increase in the interest rate on our Senior Unsecured Credit Facility (the interest rate in the second quarter of 2005 ranged from 12.27% to 12.71%, versus 14.17% to 14.92% during the second quarter of 2006) a 0.25% increase in the interest rate on the Notes and the fact that our Senior Unsecured Credit Facility was outstanding for 16 days more in the first six months of 2006 than in 2005. As a percentage of total revenues, interest expense increased to 4.3% for the first six months of 2006 from 4.2% in the first six months of 2005.

Income Tax Provision. The income tax provision for the first six months of 2006 and 2005 was based on estimated annual effective tax rates. A rate of 41.2% was applied to the first six months of 2006. In the first six months of 2005, a net effective tax rate of 0.0% was applied as the Company offset income tax expense by a reversal of the existing valuation allowance. These rates are comprised of the combined federal and state statutory rates.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness, including capital lease obligations, at June 25, 2006 was $181.9 million, and we had $6.2 million of revolving credit availability under our revolving credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $17.9 million and $6.4 million for the six months ended June 25, 2006 and June 26, 2005, respectively. The increase in cash provided by operating activities was primarily attributable to the absence of cash expenditures incurred in 2005 to generate increased inventory levels in connection with the initiation of distribution services to the Chevys restaurants by Real Mex Foods, Inc., an increase in net income before deferred income taxes, an increase in accrued liabilities related to accruals for legal settlements and a reduction in accounts receivable related to the Chevys Acquisition.

Investing Activities. We had net cash used in investing activities of $11.3 million and $83.0 million for the six months ended June 25, 2006 and June 26, 2005, respectively. The $71.7 million reduction in cash used in investing activities was primarily due to the absence of $75.2 million used for the Chevys Acquisition that was completed on January 11, 2005 and an increase in additions to property and equipment driven by the increase in the number of new restaurants completed and under construction in 2006. We expect to make capital expenditures totaling approximately $24.2 million in fiscal 2006, of which approximately $12.4 million is expected to be spent on eight new restaurants, $9.6 million for maintenance capital expenditures and $2.2 million for the remodeling and refurbishment of existing restaurants.

These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the new restaurants and the other capital expenditures described above from cash flow provided by operating activities, available cash, available borrowings under our Senior Credit Facility, landlord contributions (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash used in financing activities of $0.1 million for the six months ended June 25, 2006 compared with net cash provided by financing activities of $72.0 million for the six months ended June 26, 2005. The decrease in cash provided by financing activities was primarily due to the January 2005 incurrence of a $75.0 million senior unsecured credit facility to fund the Chevys Acquisition, reduced by the related financing costs of $2.6 million.

Debt and Other Obligations

Generally. On January 11, 2005, we entered into a $75.0 million senior unsecured credit facility consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.

On March 31, 2004, we sold $105.0 million aggregate principal amount of our senior secured notes. At the closing of the sale of our senior secured notes, we used the proceeds from the sale of these notes and a sale-leaseback transaction to repay in full term loans then outstanding under our prior credit facility and subordinated notes, and entered into a new senior secured credit facility, or our Senior Credit Facility.

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

Our Senior Credit Facility contains various affirmative and negative covenants and restrictions, which among other things, requires us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. We are required to maintain certain cash flow ratios determined on an annual basis equal to (i) 1.70 to 1.00 for the period January 1, 2006 to December 31, 2006, (ii) 1.80 to 1.00 for the period January 1, 2007 to December 31, 2007, and (iii) 1.90 to 1.00 for the period January 1, 2008 and thereafter until maturity. Pursuant to the terms of the Senior Credit Facility, cash flow ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein). We were in compliance with all specified financial and other covenants under the Senior Credit Facility at June 25, 2006.

Senior Unsecured Credit Facility. Concurrently with the closing of the Chevys Acquisition, we entered into a $75.0 million Senior Unsecured Credit Facility, consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. Our obligations under the senior unsecured credit facility are guaranteed by our subsidiaries. Interest on the term loan outstanding under the senior unsecured credit facility accrues, at our option, at either (i) the greater of prime and the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%. As of August 4, 2006, the interest rate on the term loan was 14.92%.

Our senior unsecured credit facility contains various affirmative and negative covenants, which among other things, requires us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the Senior Credit Facility). We are required to maintain certain minimum interest coverage ratios ranging from (i) 1.85 to 1.00 for the four fiscal quarters ending on or prior to September 30, 2005 through March 31, 2006, (ii) 2.00 to 1.00 for the three fiscal quarters ending on or prior to June 30, 2006 through December 31, 2006, (iii) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (iv) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the Senior Unsecured Credit Facility, interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. We were in compliance with all specified financial and other covenants under the Senior Unsecured Credit Facility at June 25, 2006.

Senior Secured Notes due 2010. Interest on our senior secured notes accrues at a stated rate of 10.00% per annum and is payable semiannually on April 1 and October 1 of each year. The rate was increased to 10.25% for the period beginning April 1, 2006 and ending March 31, 2007, due to our having exceeded a fiscal year 2005 capital expenditure threshold under the indenture governing the notes. Exceeding this capital expenditure threshold does not constitute a default with respect to our senior secured notes or the indenture.

Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our Senior Credit Facility. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least (i) 2.25 to 1.00 in the case of any incurrence on or before April 1, 2006 and (ii) 2.50 to 1.00 in the case of any incurrence after April 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). We were in compliance with all specified financial and other covenants under the senior secured notes indenture at June 25, 2006.

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

Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. The remaining capital lease obligations have a weighted-average interest rate of approximately 10.0%. As of June 25, 2006, the principal amount due relating to capital lease obligations was $1.1 million. Principal and interest payments on the capital lease obligations are due monthly and range from $750 to $7,000 per month. The capital lease obligations mature between 2006 and 2025.

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

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. We currently do not have any borrowings outstanding under our Revolving Credit Facility. We currently have $75.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% increase in interest rates, as of August 4, 2006, would result in an annual after tax reduction of $0.7 million in earnings.

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

REAL MEX RESTAURANTS, INC.

Dated: August 04, 2006	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer
(principal executive officer)

Dated: August 04, 2006	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer
(principal financial and accounting officer)