Form 10-Q
period 2006-09-24
Real Mex Restaurants, Inc.
filed 2006-11-07
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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
☐ Yes  ☒ No

As of November 7, 2006, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

Unless otherwise provided in this report, references to “we”, “us” and “our Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

Real Mex Restaurants, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except for share data)

	Successor	Predecessor
	September 24,	December 25,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,748	$14,871
Trade receivables, net	8,409	8,265
Other receivables	2,568	2,289
Related party receivables	495	—
Inventories	10,166	9,977
Prepaid expenses and supplies	7,546	5,268
Deferred tax asset	7,687	3,454
Total current assets	45,619	44,124

Property and equipment, net	83,102	82,592
Goodwill, net	295,859	157,267
Deferred charges	5,232	6,354
Deferred tax asset	10,972	14,097
Other assets	4,797	6,455
Total assets	$445,581	$310,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,989	$26,227
Accrued self-insurance reserves	17,230	15,916
Accrued compensation and benefits	15,112	11,845
Other accrued liabilities	20,481	12,272
Related party payables	—	228
Current portion of long-term debt	121	117
Current portion of capital lease obligations	219	210
Total current liabilities	69,152	66,815

Long-term debt, less current portion	180,672	180,717
Capital lease obligations, less current portion	822	987
Other liabilities	13,452	11,786
Total liabilities	264,098	260,305

Commitments and contingencies

Stockholders’ equity:
Redeemable Preferred Stock:
Series A, 12 1/2% Cumulative Compounding Preferred Stock—18,242 shares issued and outstanding at December 25, 2005; liquidation preference of $35,646 at December 25, 2005;	—	35,646
Series B, 13.5% Cumulative Compounding Preferred Stock—12,323 shares issued and outstanding at December 25, 2005; liquidation preference of $25,365 at December 25, 2005;	—	25,365
Series C, 15% Cumulative Compounding Preferred Stock—17,478 shares issued and outstanding at December 25, 2005; liquidation preference of $58,080 at December 25, 2005 respectively;	—	58,080
Common Stock, $.001 par value, 1,000 shares authorized, issued and outstanding as of September 24, 2006; 2,000,000 shares authorized and 316,290 shares issued and outstanding at December 25, 2005;	—	—
Warrants	—	4,027
Additional paid-in capital	191,560	16,203
Accumulated deficit	(10,077)	(88,737)
Total stockholders’ equity	181,483	50,584
Total liabilities and stockholders’ equity	$445,581	$310,889

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands)

	Quarter			Year-to-date
	Successor	Predecessor		Successor	Predecessor
	August 21,	June 26,	June 27,	August 21,	December 26,	December 27,
	2006 to	2006 to	2005 to	2006 to	2005 to	2004 to
	September 24,	August 20,	September 25,	September 24,	August 20,	September 25,
	2006	2006	2005	2006	2006	2005
Revenues:
Restaurant revenues	$48,207	$83,232	$131,275	$48,207	$351,591	$389,229
Other revenues	2,804	4,451	5,204	2,804	18,358	14,218
Royalty and franchise fees	304	595	1,110	304	2,603	2,791
Total revenues	51,315	88,278	137,589	51,315	372,552	406,238

Costs and expenses:
Cost of sales	13,473	22,495	35,367	13,473	94,873	103,584
Labor	18,031	28,730	47,103	18,031	125,748	141,691
Direct operating and occupancy expense	12,103	21,498	34,755	12,103	86,937	98,182
General and administrative expense	2,911	4,635	6,850	2,911	18,893	20,321
Depreciation and amortization	1,899	2,875	4,237	1,899	12,230	14,207
Legal settlement costs	8	1,422	35	8	4,180	748
Merger costs	157	9,434	—	157	9,434	—
Pre-opening costs	116	467	67	116	910	397
Impairment of property and equipment	—	1,197	—	—	1,197	216

Operating income (loss)	2,617	(4,475)	9,175	2,617	18,150	26,892

Other income (expense):
Interest expense	(2,918)	(3,910)	(5,768)	(2,918)	(16,005)	(17,069)
Other income (expense), net	245	288	(110)	245	642	(37)

Total other expense, net	(2,673)	(3,622)	(5,878)	(2,673)	(15,363)	(17,106)

(Loss) income before income tax provision (benefit)	(56)	(8,097)	3,297	(56)	2,787	9,786

Income tax provision (benefit)	21	(3,175)	29	21	1,307	31

Net (loss) income before redeemable preferred stock accretion	(77)	(4,922)	3,268	(77)	1,480	9,755

Redeemable preferred stock accretion	—	(2,330)	(3,860)	—	(10,126)	(10,685)

Net loss attributable to common stockholders	$(77)	$(7,252)	$(592)	$(77)	$(8,646)	$(930)

See accompanying notes.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	August 21, 2006 to	December 26, 2005 to	December 27, 2004 to
	September 24, 2006	August 20, 2006	September 25, 2005
Operating activities
Net (loss) income	$(77)	$1,480	$9,755
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,899	12,230	14,207
Amortization of deferred financing costs	147	1,179	1,255
(Gain) loss on disposal of property and equipment	(14)	(18)	166
Impairment of property and equipment	—	1,197	216
Tax benefit from employee stock option exercise	—	1,799	—
Deferred tax asset	—	(1,108)	—
Changes in operating assets and liabilities:
Trade and other receivables	153	(1,071)	(2,261)
Inventories	(154)	(35)	(3,948)
Prepaid expenses and supplies	(753)	(1,525)	(586)
Deferred charges, net	—	(301)	(17)
Other assets	(202)	912	600
Accounts payable and accrued liabilities	(9,080)	11,400	5,039
Other liabilities	329	1,484	1,189
Net cash (used in) provided by operating activities	(7,752)	27,623	25,615

Investing activities
Additions to property and equipment	(2,637)	(13,050)	(12,518)
Chevys Acquisition, net of cash acquired of $3,913	—	—	(76,011)
Net proceeds from disposal of property	—	—	692
Net cash used in investing activities	(2,637)	(13,050)	(87,837)

Financing activities
Borrowings under long-term debt agreements	—	—	75,000
Payments on long-term debt agreements and capital lease obligations	(23)	(174)	(226)
Payment of financing costs	(110)	—	(3,047)
Dividend paid	(10,000)	—	—
Net cash (used in) provided by financing activities	(10,133)	(174)	71,727
Net (decrease) increase in cash and cash equivalents	(20,522)	14,399	9,505

Cash and cash equivalents at beginning of period	29,270	14,871	10,690
Cash and cash equivalents at end of period	$8,748	$29,270	$20,195

Supplemental disclosure of cash flow information
Interest paid	$3,409	$11,405	$12,828
Income taxes paid	$21	$44	$322

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$—	$5,682	$7,349

See accompanying notes.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 24, 2006
(in thousands, except for share data)

1.                                      Basis of Presentation

Real Mex Restaurants, Inc. (the surviving corporation resulting from a merger on August 21, 2006 with RM Integrated, Inc. (see Merger Agreement)), a Delaware corporation, was formed on May 15, 1998.

The Company prior to the Merger is referred to as the “Predecessor” and after the Merger is referred to as the “Successor”.

The Company, primarily through its major subsidiaries El Torito Restaurants, Inc. (El Torito), Chevys Restaurants, LLC (Chevys) and Acapulco Restaurants, Inc. (Acapulco), currently operates 196 restaurants, of which 161 are located in California and the remainder are located in 12 other states, primarily under the trade names El Torito Restaurant, Chevys Fresh Mex and Acapulco Mexican Restaurant Y Cantina. The Company’s other major subsidiary, Real Mex Foods, Inc., (Real Mex) provides internal production, and purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.

The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly owned subsidiaries. Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC in our annual report on Form 10-K for the year ended December 25, 2005. We believe that the disclosures included in our accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. The accompanying consolidated balance sheet as of December 25, 2005 has been derived from our audited financial statements

2.                                      Settlement Agreement

On August 17, 2006, Real Mex and its subsidiary CKR Acquisition Corp. (“CKR”) entered into a Mutual Settlement Agreement and Release (“Settlement Agreement”) with J.W. Childs Equity Partners, L.P. (“JW Childs Partners”) and its affiliate JWC Chevys Co-Invest, LLC (“JWC,” and together with JW Childs Partners, “JW Childs”).  Under the Settlement Agreement, the parties agreed to resolve certain disputes regarding (i) the number of Real Mex equity securities issuable to JW Childs under an asset purchase agreement (“Asset Purchase Agreement”) in connection with the Company’s acquisition of the business of Chevys, Inc. on January 11, 2005 and (ii) certain indemnification claims made by Real Mex and CKR against JW Childs (“Indemnification Claims”) pursuant to an indemnification agreement (“Indemnification Agreement”) entered into between Real Mex, CKR and JW Childs Partners in connection with the Asset Purchase Agreement.  Under the Settlement Agreement, on August 17, 2006, Real Mex issued to JW Childs an aggregate of 1,896.574 shares of its Series A 12.5% Cumulative Compounding Preferred Stock, par value $0.001 per share, 1,432.894 shares of its Series B 13.5% Cumulative Compounding Preferred Stock, par value $0.001 per share and 1,176.648 shares of its newly-created Series D 15% Cumulative Compounding Preferred Stock, par value $0.001 per share, and each party released any and all of their respective claims arising from, relating to, or pertaining to the Indemnification Claims, the Indemnification Agreement and the Asset Purchase Agreement, subject to certain exceptions.  Additionally, JW Childs agreed to vote all of its securities in favor of the Merger (as described below).

The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the Settlement Agreement filed with the Securities and Exchange Commission as Exhibit 10.2 to Form 8-K (File No. 333-116310) on August 17, 2006 and incorporated by reference herewith.

3.                                      Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”).  The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).  On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger

Agreement.  On August 21, 2006 (the “Effective Time”), the closing of the Merger Agreement occurred, and RM Integrated merged with and into Real Mex (the “Merger”), with Real Mex continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding.  The net purchase price of Real Mex was $191.6 million, consisting of  $359.0 million in cash, plus net cash acquired of $29.3 million, plus a $1.0 million working capital adjustment and plus direct acquisition costs of $4.7 million, less indebtedness assumed of $181.9 million and seller costs of  $9.6 million. Pursuant to the Merger Agreement, $11.0 million of the Merger Consideration is being held in escrow and the purchase price is subject to adjustment post-closing based on the amount of net working capital of the Company immediately prior to the closing and certain other adjustments.  As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex was converted into the right to receive a portion of the purchase price, and all Real Mex options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding.  Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling shareholder of Real Mex.  As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement filed with the Securities and Exchange Commission as Exhibit 10.1 to Form 8-K (File No. 333-116310) on August 17, 2006 and incorporated by reference herewith.

The following table presents the preliminary allocation of the purchase price, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values:

Cash and cash equivalents	29,270
Trade accounts receivable	8,780
Inventories	10,012
Other current assets	9,638
Property and equipment	82,365
Deferred tax asset	18,659
Other assets	9,861
Goodwill and other intangible assets	295,859
Total assets acquired	464,444

Accounts payable and accrued liabilities	77,888
Long-term debt	181,857
Other liabilities	13,139
Total liabilities assumed	272,884
Net assets acquired	$191,560

The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of the merger. The Company attributes the goodwill associated with the merger to the historical financial performance and the anticipated future performance of the Company’s operations. The Company is in the process of obtaining a valuation of property and equipment and other intangible assets; accordingly, the purchase price allocation required by SFAS No. 141 has not yet been finalized. The allocation of the purchase price is based on preliminary data and could change when the valuations are completed.

4.                                      Chevys Acquisition

On January 11, 2005, the Company, through its subsidiary Chevys Restaurants LLC, purchased substantially all of the assets of Chevys, Inc. and certain of its subsidiaries (the Sellers) out of the Sellers’ Chapter 11 bankruptcy proceeding, including 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants (the “Chevys Acquisition”). In addition, the Company assumed franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants. The purchase price consisted of approximately $76.0 million in cash and the assumption of approximately $10.0 million in net negative working capital, approximately $6.3 million of letters of credit and approximately $0.8 million under a mortgage. In addition, the Company issued to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers, shares of the Company’s equity securities at closing on January 11, 2005, and additional securities on August 27, 2006 under the Settlement Agreement. The Company financed the transaction with $75.0 million in unsecured debt financing, the proceeds of which were used to fund a portion of the purchase price and a portion of the approximately $4.2 million of fees and expenses related to the transaction.

The following table presents the preliminary allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values:

Cash and cash equivalents	$3,913
Trade accounts receivable	2,643
Inventories	1,382
Other current assets	1,178
Property and equipment	42,312
Deferred tax asset	4,260
Other assets	3,386
Goodwill	58,455
Total assets acquired	117,529

Accounts payable and accrued liabilities	19,163
Other liabilities	2,416
Total liabilities assumed	21,579
Net assets acquired	$95,950

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

The following pro forma consolidated results of operations have been prepared as if the Chevys Acquisition had occurred on December 27, 2004 (the first day of fiscal year 2005):

	Successor	Predecessor		Successor	Predecessor
	August 21,			August 21,
	2006 to		June 27, 2005 to	2006 to
	September 24, 2006	June 26, 2006 to August 20, 2006	September 25, 2005	September 24, 2006	December 26, 2005 to August 20, 2006	December 27, 2004 to September 25, 2005

Total revenues	$51,315	$88,278	$137,589	$51,315	$372,552	$414,944
Net income before redeemable preferred stock accretion	(77)	(4,922)	3,268	(77)	1,480	10,099

5.                                      Long-Term Debt

Long-term debt consists of the following:

	Successor	Predecessor
	September 24, 2006	December 25, 2005
Senior secured notes due 2010	$105,000	$105,000
Senior Unsecured Credit Facility	75,000	75,000
Mortgage	730	771
Other	63	63
	180,793	180,834

Less current portion	(121)	(117)

	$180,672	$180,717

The Old Senior Secured Revolving Credit Facility and the New Senior Secured Revolving Credit Facilities

On March 31, 2004, the Company retired the then existing revolving credit and term loan agreement and entered into a new amended and restated revolving credit agreement (the “Old Senior Secured Revolving Credit Facility”) providing for $30,000 of senior secured credit facilities with a lead bank acting as Lead Arranger and Administrative Agent. The Old Senior Secured Revolving Credit Facility included a $15,000 letter of credit facility and a $15,000 revolving credit facility that could be used for letters of credit. No amounts were outstanding under the Old Senior Secured Revolving Credit Facility as of September 24, 2006.

On October 5, 2006, the Company entered into an amended and restated revolving credit facility, pursuant to which its existing $15,000 revolving credit facility and $15,000 letter of credit facility, was increased to a $15,000 revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and a $25,000 letter of credit facility (the “New Senior Secured Letter of Credit Facility”, together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”) maturing on October 5, 2008, pursuant to which the Lenders agree to make loans and issue letters of credit to the Company and its subsidiaries, all of the proceeds of which are to be used for working capital purposes. Bank of Montreal will act as administrative agent with respect to the New Senior Secured Revolving Credit Facilities.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Sun Capital Partners IV, LP, which indirectly owns a majority beneficial interest in the Company.  If Sun Capital Partners IV, LP makes any payments on its guarantee it will have the right to reimbursement from the Company for such payments. Interest on the New Senior Secured Revolving Credit Facilities accrues, at the greater of (i) the Bank of Montreal’s prime commercial rate and (ii) the rate which is 0.5% in excess of the federal funds rate.  The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions.   The lien on the collateral securing the New Senior Secured Revolving Credit Facilities is senior to the lien on the collateral securing the Notes and the guarantees of the Notes. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities, on October 5, 2006, the Company borrowed $5,500 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay down certain term loans outstanding under the Old Senior Unsecured Credit Facility described below.

The foregoing description of the New Senior Secured Revolving Credit Facilities is qualified in its entirety by reference to the Fourth Amendment to Credit Agreement and Amendment to Loan Documents which is dated as of October 5, 2006, (filed with the Securities and Exchange Commission as Exhibit 10.2 to Form 8-K (File No. 333-116310) on October 5, 2005), the Amended and Restated Revolving Credit Agreement, dated as of March 31, 2004, (filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004), the Second Amendment and Consent, dated as of January 11, 2005, (filed with the Securities and Exchange Commission as Exhibit 10.3 to Form 8-K (File No. 333-116310) on January 18, 2005) and the Third Amendment, dated as of January 6, 2006, (filed with the Securities and Exchange Commission as Exhibit 10.23 to Form 10-K (File No. 333-116310) on February 22, 2006), each of which is incorporated herein by reference.

Old and New Senior Unsecured Credit Facilities

On January 11, 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. Obligations under the Old Senior Unsecured Credit Facility were guaranteed by the Company’s subsidiaries. No security interests were granted by the Company or its subsidiaries in connection with the Old Senior Unsecured Credit Facility. Interest on the term loan outstanding under the Old Senior Unsecured Credit Facility accrued, at the Company’s option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%. As of September 24, 2006, the interest rate on the Old Senior Unsecured Credit Facility’s term loan was 14.92%.

On October 5, 2006, the Company entered into an amended and restated senior unsecured credit facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65,000 senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. Credit Suisse will act as administrative agent with respect to the New Senior Unsecured Credit Facility. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10,000.

Obligations under the New Senior Credit Facility are guaranteed by all of the Company’s subsidiaries. No security interest is granted by the Company or its subsidiaries in connection with the new Senior Unsecured Credit Facility. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of October 5, 2006, the interest rate on the New Senior Unsecured Credit Facility’s term loan was 10.42%.

The foregoing description of the Amended and Restated Senior Unsecured Credit Facility is qualified in its entirety by reference to the Amended and Restated Credit Agreement (filed with the Securities and Exchange Commission as Exhibit 10.1 to Form 8-K (File No. 333-116310) on October 5, 2006) and is incorporated herein by reference.

The Notes

On March 31, 2004, the Company sold $105,000 aggregate principal amount of 10% senior secured notes due 2010 (the “Notes”). Interest on the Notes is payable semiannually on April 1 and October 1 each year. The proceeds of the Notes were used to repay in full the then outstanding term loans under the Company’s prior credit facility and old subordinated notes, and the fees associated with the Line and the sale of the Notes. The Notes included a provision that required the Company to commence an exchange offer to exchange the originally issued notes for new registered notes by October 27, 2004. The Company suspended and extended the exchange offer on October 22, 2004 as a result of its then pending acquisition of Chevys, Inc. The Company completed the exchange offer for 100% of the Notes on June 7, 2005. In fiscal year 2005, the Company exceeded the capital expenditure limit under the indenture governing the Notes and as a result is required to pay interest at a rate of 10.25% for the period April 1, 2006 through March 31, 2007, a 0.25% increase in the stated rate. Exceeding this capital expenditure limit does not constitute a default with respect to the Notes or the indenture.

On September 19, 2006, the Company  commenced a change of control offer (the “Offer”) to purchase any or all of its Notes that remain outstanding under the Indenture dated March 31, 2004 (the “Indenture”) by and among the Company, the guarantors thereto and Wells Fargo Bank, National Association, as trustee. The Offer was made pursuant to Section 4.15 of the Indenture as the Merger described in Section 3 above constituted a “change of control” under the Indenture. In accordance with the terms of the Indenture, the Company offered to repurchase the Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes or portion of Notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, the date of payment, upon the terms and subject to the conditions of the Offer.  The Company obtained a securities purchase commitment, subject to customary conditions, from Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which Credit Suisse would have purchased any Notes properly tendered pursuant to the Offer. Credit Suisse obtained a securities purchase commitment from a third party, Cocina Funding Corp., L.L.C. (an affiliate of Farallon Capital Management, L.L.C.), to resell the Notes purchased in the Offer to Cocina immediately following the expiration date. The offer expired on October 19, 2006. No Notes were tendered pursuant to the offer and as of the expiration date of the Offer, $105 million aggregate principal amount of Notes remained outstanding.

The terms of the Notes include specific financial and other covenants, all of which the Company was in compliance with at September 24, 2006.

The Mortgage

On January 11, 2005, the Company assumed an $812 mortgage (the “Mortgage”), secured by the building and improvements of one of the restaurants acquired in the Chevys Acquisition. The Mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 1, 2015.

The terms of the Old Senior Secured Revolving Credit Facility and the Old and Senior Unsecured Credit Facilities included specific financial and other covenants. The amendment of the agreements eliminated these covenants. The terms of the new agreements include specific financial and other covenants as more fully described elsewhere in this document.

Interest rates for the Notes, the Old Senior Unsecured Credit Facility and the Mortgage are shown in the following table:

	Successor	Predecessor
	September 24, 2006	December 25, 2005
Senior secured notes due 2010	10.25%	10.00%
Old Senior Unsecured Credit Facility	14.92%	14.17%
Mortgage	9.28%	9.28%

6.                                      Capitalization

Common Stock

The Company is authorized to issue 1,000 shares of par value $0.001 Common Stock; prior to the Merger, the Company was authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of the Class B Common Stock were identical to the Class A Common Stock except that the holders of Class B Common Stock had no voting rights, except as provided by law. Each holder of Class B Common Stock had the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. There were 1,000 share of Common stock issued and outstanding at September 24, 2006, and 300,423 shares issued and outstanding of Class A Common Stock at December 25, 2005. There were 15,867 shares issued and outstanding of Class B Common Stock at December 25, 2005.

Redeemable Preferred Stock

Prior to the Merger, the Company was authorized to issue 100,000 shares of nonvoting $0.001 par value Redeemable Preferred Stock; following the Merger, the Company is not authorized to issue any preferred stock. Shares of preferred stock were issuable upon approval of the board of directors and redeemable at any time at the option of the Company. Concurrent with the Merger, all then issued and outstanding preferred stock was cancelled in exchange for the right to receive a portion of the purchase price as more fully described in the Merger Agreement.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) had a liquidation preference of $1 per share, plus accreted dividends associated with each share. With respect to dividend rights and rights of liquidation, Series A ranked senior to all classes of Common Stock and Series B. Series B ranked senior to all classes of Common Stock.

Series C 15% Cumulative Compounding Participating Preferred stock (Series C) ranked senior with respect to payment of dividends, liquidation, and redemption to the previously existing series of preferred stock and common stock of the Company. The Series C had a liquidation preference equal to two times the original issue price of $1 per share, plus accreted dividends.

The liquidation preference on the Series A, Series B and Series C accreted at the stated rates on the liquidation preference value thereof; dividends (representing the accreted liquidation preference) were to be paid from legally available funds, when and if declared by the board of directors. If dividends were not declared, a dividend would continue to accrue and would be paid as dividends only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the preferred stock. Accretion of the liquidation preference on the Redeemable Preferred Stock was $2,330 during the two months ended August 20, 2006 and $3,860 during the three months ended September 25, 2006, and $10,126 during the eight months ended August 20, 2006 and $10,685 during the nine months ended September 25, 2005, and is reflected as an increase in the preferred stock values and an increase in the accumulated deficit.

The Predecessor’s net (loss) or net income attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock, which reduced net income and increased net loss attributable to common stockholders for the relevant periods.

Stock Option Plans

The Company’s 1998 and 2000 Stock Based Incentive Compensation Plans (the Plans) had authorized the grant of options to certain employees, directors and independent contractors for up to 12,000 and 100,000 shares, respectively, of the Company’s Common Stock. All options granted under both Plans had 10-year terms.

Concurrent with the Merger and change in control, all options then outstanding under the Plans fully vested and were converted into the right to receive a portion of the purchase price as more fully described in the Merger Agreement. Upon conversion of the options, the Plans were terminated.

Prior to fiscal 2006, the Company accounted for stock-based compensation expense under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, no stock-based compensation expense was reflected in net income for grants of stock options prior to fiscal 2006 because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant.

Effective December 26, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted stock awards. The Company adopted SFAS 123R using the prospective method, as the Company is considered a nonpublic company for purposes of FAS 123R. Under this method, the Company records the expense related to all stock awards granted on or subsequent to December 26, 2005, based on the grant date “calculated value” estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the calculated value of share-based payments using the volatility of the Company’s appropriate industry sector index, which is amortized on a straight-line basis over the requisite service period. No options were granted in 2006.

7.                                      Related Party Transactions

The Company has a Management and Services Agreement (the Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equating to the greater of (i) $500,000 or (ii) 1% of the sum of the amounts for such period of EBITDA which is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income.  EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125,000 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $49 were recorded as general and administrative expense for the one month period ended September 24, 2006.

In September 2006, the Company made a dividend distribution of $10.0 million to RM Restaurant Holding which was recorded as a reduction to retained earnings. The Company also made other distributions to RM Restaurant Holding in the amount of $0.4 million recorded as a related party receivable.

The Company had an Amended and Restated Management Agreement dated June 28, 2000 with two of its former stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders were paid annual fees equating to .667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000  was terminated in connection with the Merger. Expenses relating to the agreement of $108 and $133 were recorded as general and administrative expense in the two months ended August 20, 2006 and three months ended September 25, 2005, respectively, and $436 and $415 for the eight months ended August 20, 2006 and nine months ended September 25, 2005, respectively. Additionally, the Company recorded a termination fee of $1,819 in the two months and eight months ended August 20, 2006 related to the termination of the Amended and Restated Management Agreement.

On January 19, 2005, the Company paid $833,333 and $166,667 to Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC, respectively, for advisory and transactional services provided to the Company in connection with the Chevys Acquisition.

Effective March 31, 2005, the Company cancelled its management agreement with Restaurant Associates Corp. to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal services. Two of the Company’s directors are employees of Restaurant Associates Corp. Expense relating to this agreement of $74 was recorded as general and administrative expense for the nine months ended September 25, 2005.

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

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of September 24, 2006 we operated 195 restaurants, of which 161 are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants, LLC, which we formed in connection with the Chevys Acquisition, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

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

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”).  The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).  On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement.  On August 21, 2006 (the “Effective Time”), the closing of the Merger Agreement occurred, and RM Integrated merged with and into Real Mex, with Real Mex continuing as the surviving corporation (the “Merger”).  The net purchase price of Real Mex was $191.6 million, consisting of  $359.0 million in cash, plus net cash acquired of $29.3 million, plus a $1.0 million working capital adjustment and plus direct acquisition costs of $4.7 million, less indebtedness assumed of $181.9 million and seller expenses of $9.6 million. Pursuant to the Merger Agreement, $11.0 million of the Merger Consideration is being held in escrow and the purchase price is subject to adjustment post-closing based on the amount of net working capital of the Company immediately prior to the closing and certain other adjustments.  As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex was converted into the right to receive a portion of the purchase price, and all Real Mex options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding.  Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling shareholder of Real Mex.  As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

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

In 2005, we opened one new El Torito restaurant in Corona, CA and one new El Torito Grill restaurant in Sherman Oaks, CA. In January 2006, we opened two new El Torito restaurants in Oxnard, CA and Temecula, CA. In August 2006, we opened a new Chevys restaurant in San Leandro, CA and a new El Torito restaurant in Riverside, CA. In October 2006 we opened a new El Torito Grill restaurant in Rancho Santa Margarita, CA. In November 2006 we opened a new Chevys restaurant in West Nyack, NY. We plan to open one additional restaurant in December 2006, an El Torito Grill in Anaheim, CA.

Our restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consist primarily of sales by Real Mex Foods, Inc. to outside customers of processed and packaged prepared foods and other merchandise items. Royalty and franchise fees include royalty fees which are based on a contractual percentage of sales in franchised restaurants, franchise fees, which are the fees paid for the franchising of a particular location. Franchise fees are recognized as revenue upon the opening of a franchised restaurant.

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

Legal settlement costs include amounts paid or accrued to settle various legal actions against the company, excluding costs to defend the actions.

Merger costs include all direct costs related to the Merger that are not eligible for capitalization including legal expenses, investment banker fees, other advisory services, restricted stock compensation and other costs.

Depreciation and amortization principally includes depreciation and amortization of capital expenditures for restaurants. Pre-opening costs are expensed as incurred and include costs associated with the opening of a new restaurant or the conversion of an existing restaurant to a different concept.

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months and nine months ended September 24, 2006 and September 25, 2005 consist of 13 and 39 weeks, respectively. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period.

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

Results of Operations

The discussion of and the results of operations for the three months ended September 24, 2006 is based on the combined results for the Predecessor period from June 26, 2006 through August 20, 2006, and the Successor period August 21, 2006 through September 24, 2006.  The discussion of and the results of operations for the nine months ended September 24, 2006 is based on the combined results for the Predecessor period from December 26, 2005 through August 20, 2006, and the Successor period August 21, 2006 through September 24, 2006. Because of purchase accounting, certain amounts may not be comparable between the three and nine months ended September 24, 2006 and September 25, 2005.

Our operating results for the three and nine month periods ended September 24, 2006 and September 25, 2005 are expressed as a percentage of total revenues below:

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.8	25.7	25.6	25.5
Labor	33.5	34.2	33.9	34.9
Direct operating and occupancy expense	24.1	25.3	23.4	24.2
Total operating costs	83.3	85.2	82.8	84.5
General and administrative expense	5.4	5.0	5.1	5.0
Depreciation and amortization	3.4	3.1	3.3	3.5
Legal settlement costs	1.0	—	1.0	0.2
Merger costs	6.9	—	2.3	—
Operating income	(1.4)	6.7	4.9	6.6
Interest expense	4.9	4.2	4.5	4.2
Total other expense, net	11.4	4.3	6.5	4.2
Income before tax provision	(5.8)	2.4	0.6	2.4
Net income	(3.6)	2.4	0.3	2.4

Three months ended September 24, 2006 compared to the three months ended September 25, 2005

Total Revenues. Total revenues increased by $2.0 million, or 1.5%, to $140.0 million in the third quarter of 2006 from $137.6 million in the third quarter of 2005 primarily due to a $2.1 million increase in other revenues. Comparable store sales decreased 0.2% in the third quarter.  The increase in other revenues was primarily due to an increase in food manufacturing sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.

Cost of Sales. Total cost of sales of $36.0 million in the third quarter of 2006 decreased $0.6 million or 1.7% as compared to the third quarter of 2005, due to an overall decrease in commodity prices in 2006 versus 2005. As a percentage of total revenues, cost of sales increased slightly to 25.8% for the third quarter of 2006 from 25.7% for the third quarter of 2005.

Labor. Labor costs of $46.8 million in the third quarter of 2006 increased by $0.3 million or 0.7% as compared to the third quarter of 2005, and as a percentage of total revenues, labor costs decreased to 33.5% for the third quarter of 2006 from 34.2% for the third quarter of 2005. The reduction in labor costs an was primarily due to a reduction in total hourly employee labor expense achieved as a result of our continued focus on hourly labor controls, scheduling and a reduction in employee turnover. Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $33.6 million in the third quarter of 2006 decreased by $1.2 million or 3.3% as compared to the third quarter of 2005 primarily due to lower advertising expense and other direct expense.  Direct operating and occupancy expense as a percentage of sales decreased to 24.1% in the third quarter of 2006 from 25.3% in the third quarter of 2005.

General and Administrative Expense. General and administrative expense of $7.5 million in the third quarter of 2006 increased by $0.7 million or 10.2% as compared to the third quarter of 2005 primarily due to higher salary and payroll tax expense combined with higher bonus expense.  General and administrative expense as a percentage of sales increased to 5.4% in the third quarter of 2006 from 5.0% in the third quarter of 2005.

Legal Settlement Costs. We incurred legal settlement costs of $1.4 million in the third quarter of 2006 compared to $0.1 million in the third quarter of 2005. The increase in costs relates to lawsuits filed against us in 2004 and 2005.

Depreciation and Amortization. Depreciation and amortization expense of $4.8 million in the third quarter of 2006 decreased by $0.5 million or 12.7% as compared to the third quarter of 2005. As a percentage of total revenues, depreciation and amortization increased to 3.4% for the third quarter of 2006 from 3.1% for the third quarter of 2005.

Interest Expense. Interest expense of $6.8 million in the third quarter of 2006 increased $1.1 million or 18.4% as compared to the third quarter of 2005 primarily due to an increase in the interest rate on our Senior Unsecured Credit Facility (the interest rate in the third quarter of 2005 ranged from 12.27% to 12.71%, versus 14.92% during the third quarter of 2006) and a 0.25% increase in the interest rate on the Notes. As a percentage of total revenues, interest expense was 4.9% in the third quarter of 2006 versus 4.2% in the third quarter of 2005.

Merger Costs. Merger costs of $9.6 million in the third quarter of 2006 include all direct costs related to the Merger that are not eligible for capitalization including legal expenses, investment banker fees, other advisory services, restricted stock compensation and other costs.

Income Tax Provision. The income tax provision for the third quarter of 2006 and 2005 was based on estimated annual effective tax rates. A rate of 38.7% was applied to the third quarter of 2006. In the third quarter of 2005, a net effective tax rate of

0.0% was applied as the Company offset income tax expense by a reversal of the existing valuation allowance. These rates are comprised of the combined federal and state statutory rates.

Nine months ended September 24, 2006 compared to the nine months ended September 25, 2005

Total Revenues.  Total revenues increased by $17.6 million, or 4.3%, to $423.9 million in the first nine months of 2006 from $406.2 million in the first nine months of 2005 due to a $10.6 million increase in restaurant revenues, a $6.9 million increase in other revenues and a $0.1 million increase in royalty and franchise fees.  The increase in restaurant revenues was partially due to the fact that the nine months ended September 26, 2005 excluded 16 days of sales in the Chevys restaurants as the Chevys restaurants were acquired on January 11, 2005.  This is combined with comparable store sales increases of 0.2% in the first nine months of 2006 and new restaurant openings, partially offset by restaurant closures.  The increase in comparable store sales was partially driven by price increases in the El Torito restaurants of approximately 0.2%, in the Acapulco restaurants of approximately 0.4% and in the Chevys restaurants of approximately 1.0%.  The increase in other revenues was primarily due to an increase in sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary. The increase in royalty and franchise fees was primarily due to the timing of the Chevys acquisition in the prior year.

Cost of Sales.  Total cost of sales of $108.3 million in the first nine months of 2006 increased $4.8 million or 4.6% as compared to the first nine months of 2005.  This increase was primarily due to the inclusion in our results of operations in 2006 of a full nine months of the Chevys restaurants cost of sales versus a partial nine months in 2005, combined with higher costs associated with the increase in sales to outside customers by our distribution facility.  As a percentage of total revenues, cost of sales increased to 25.6% for the first nine months of 2006 from 25.5% for the first nine months of 2005.

Labor.  Labor costs of $143.8 million in the first nine months of 2006 increased by $2.1 million or 1.5% as compared to the first nine months of 2005 primarily due to the increase in labor cost dollars associated with the inclusion in our results of operations of the Chevys restaurants for a full nine months in fiscal 2006 versus a partial nine months in fiscal 2005.  Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance and workers’ compensation insurance.  As a percentage of total revenues, labor costs decreased to 33.9% for the first nine months of 2006 from 34.9% for the first nine months of 2005, primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls, scheduling and reductions in employee turnover.

Direct Operating and Occupancy Expense.  Direct operating and occupancy expense of $99.0 million in the first nine months of 2006 increased by $0.9 million or 0.9% as compared to the first nine months of 2005. The increase in direct operating and occupancy expense was primarily associated with the inclusion in our results of operations of the Chevys restaurants for a full nine months in fiscal 2006 versus a partial nine months in fiscal 2005. Direct operating and occupancy expense as a percentage of sales decreased to 23.4% in the first nine months of 2006 from 24.2% in the first nine months of 2005 primarily due to lower general liability insurance expense resulting from a reduction in frequency and severity of claims and a reduction in media advertising expenditures.

General and Administrative Expense.  General and administrative expense of $21.8 million in the first nine months of 2006 increased by $1.5 million or 7.3% primarily due to increased staffing associated with the Chevys Acquisition. General and administrative expense as a percentage of sales increased to 5.1% in the first nine months of 2006 versus 5.0% in the first nine months of 2005.

Legal Settlement Costs. We incurred legal settlement costs of $4.2 million in the first nine month of 2006 compared to $0.7 million in the first nine months of 2005. The increase in costs relates to lawsuits filed against us in 2004 and 2005.

Depreciation and Amortization.  Depreciation and amortization expense of $14.1 million in the first nine months of 2006 decreased $0.08 million or 0.5% as compared to the first nine months of 2005. As a percentage of total revenues, depreciation decreased to 3.3% for the first nine months of 2006 compared to 3.5% for the first nine months of 2005.

Interest Expense.  Interest expense of $18.9 million in the first nine months of 2006 increased $1.9 million or 10.9% as compared to the first nine months of 2005 primarily due to an increase in the interest rate on our Senior Unsecured Credit Facility (the interest rate in 2005 ranged from 11.93% to 13.37%, versus 14.17% to 14.92% during 2006), a 0.25% increase in the interest rate on the Notes beginning on April 1, 2006, and the fact that our Senior Unsecured Credit Facility was outstanding for 16 days more in the first nine months of 2006 than in 2005. As a percentage of total revenues, interest expense increased to 4.5% for the first nine months of 2006 from 4.2% in the first nine months of 2005.

Merger Costs. Merger costs of $9.6 million in the first nine months of 2006 include all direct costs related to the Merger that are not eligible for capitalization including legal expenses, investment banker fees, other advisory services, restricted stock compensation and other costs.

Income Tax Provision. The income tax provision for the first nine months of 2006 and 2005 was based on estimated annual effective tax rates. A rate of 39.0% was applied to the first nine months of 2006. In the first nine months of 2005, a net effective tax rate of 0.0% was applied as the Company offset income tax expense by a reversal of the existing valuation allowance. These rates are comprised of the combined federal and state statutory rates.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs.  Our indebtedness, including capital lease obligations, at September 24, 2006 was $181.8 million. As of October 5, 2006, our indebtedness, including capital lease obligations, was $176.3 million, our availability under our New Senior Secured Revolving Credit Facility was $9.5 million and our availability under our New Senior Secured Letter of Credit Facility was $0.1 million. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our New Senior Secured Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our New Senior Secured Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $19.9 million and $25.6 million for the nine months ended September 24, 2006 and September 25, 2005, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in net income resulting from expenses related to the merger of $9.6 million and an increase in interest expense of $1.9 million due to higher interest rates on our Senior Unsecured Credit Facility and an increase in income tax expense of $1.3 million. This was partially offset by the absence of cash expenditures incurred in 2005 to generate increased inventory levels in connection with the initiation of distribution services to the Chevys restaurants by Real Mex Foods, Inc. of $3.7 million and an increase in other operating income due to 17 days of additional sales in our Chevys restaurants and an increase in accrued liabilities related to accruals for legal settlements which were expensed but not yet paid.

Investing Activities. We had net cash used in investing activities of $15.7 million and $87.8 million for the nine months ended September 24, 2006 and September 25, 2005, respectively. The $72.1 million reduction in cash used in investing activities was primarily due to the absence of $76.0 million used for the Chevys Acquisition that was completed on January 11, 2005 partially reduced by an increase in additions to property and equipment driven by the increase in the number of new restaurants completed and under construction in 2006. We expect to make capital expenditures totaling approximately $24.2 million in fiscal 2006, of which approximately $12.4 million is expected to be spent on eight new restaurants, $9.6 million for maintenance capital expenditures and $2.2 million for the remodeling and refurbishment of existing restaurants.

These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the new restaurants and the other capital expenditures described above from cash flow provided by operating activities, available cash, available borrowings under our New Senior Secured Revolving Credit Facility, landlord contributions (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash used in financing activities of $10.3 million for the nine months ended September 24, 2006 compared with net cash provided by financing activities of $71.7 million for the nine months ended September 25, 2005. The $82.0 million decrease in cash provided by financing activities was primarily due to the January 2005 incurrence of a $75.0 million senior unsecured credit facility to fund the Chevys Acquisition, partially reduced by financing costs of $3.0 million and a dividend distribution of $10.0 million in September 2006 paid to our parent, RM Restaurant Holding.

Debt and Other Obligations

Generally. On January 11, 2005, we entered into a $75.0 million senior unsecured credit facility consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses.

On March 31, 2004, we sold $105.0 million aggregate principal amount of our senior secured notes. At the closing of the sale of our senior secured notes, we used the proceeds from the sale of these notes and a sale-leaseback transaction to repay in full term loans then outstanding under our prior credit facility and subordinated notes, and entered into a new senior secured credit facility, or our Old Senior Secured Revolving Credit Facility.

New and Old Senior Secured Revolving Credit Facilities. Our Old Senior Secured Revolving Credit Facility was initially comprised of a $15.0 million revolving credit facility which had a $2.0 million sub-limit for letters of credit, which we refer to as our Old Revolving Credit Facility, and a $15.0 million letters of credit facility which we refer to as our Old Senior Secured Letters of Credit Facility. On January 11, 2005, concurrent with the closing of the Chevys Acquisition, we amended the Old Senior Secured Revolving Credit Facility to, among other things, modify certain covenants, change the maturity date to June 30, 2008 (subject to extension to March 31, 2009 provided that the Old Senior Unsecured Credit Facility has been repaid and terminated in full on or prior to June 29, 2008), and increased the sub-limit for letters of credit availability under the Old Revolving Credit Facility from $2.0 million to $15.0 million (subject to an overall limitation of $30.0 million under the Old Senior Secured Revolving Credit Facility). In December of 2005, we further amended the Old Revolving Credit Facility to increase the annual limit of permitted capital expenditures to $30.0 million.

On October 5, 2006, the Company entered into an amended and restated revolving credit facility, pursuant to which its existing $15,000 Old Revolving Credit Facility and $15,000 Old Senior Secured Letter of Credit Facility, was increased to a $15,000 revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and a $25,000 letter of credit facility (the “New Senior Secured Letter of Credit Facility”, together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”) maturing on October 5, 2008, pursuant to which the Lenders agree to make loans and issue letters of credit to the Company and its subsidiaries, all of the proceeds of which are to be used for working capital purposes. Bank of Montreal will act as administrative agent with respect to the New Senior Secured Revolving Credit Facilities.

Under our Old Senior Secured Revolving Credit Facility, interest accrued based upon a total leverage ratio calculation. The interest under the Old Senior Secured Revolving Credit Facility accrued, at our option, at either (i) the base rate of interest in effect from time to time, which is the higher of the lender’s prime rate as announced from time to time or the federal funds rate plus 0.50%, plus the current applicable margin of 1.75% or (ii) a London Inter Bank Offering Rate for deposits as reported by a generally recognized financial reporting service plus the current applicable margin of 4.0%. Our Old Senior Secured Revolving Credit Facility was guaranteed by our subsidiaries and secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets, with certain limited exceptions.

The lien on the collateral securing the Old Senior Secured Revolving Credit Facility was senior to the lien on the collateral securing our senior secured notes and the guarantees of these notes.

Our Old Senior Secured Revolving Credit Facility contained various affirmative and negative covenants and restrictions, which among other things, required us to meet certain financial tests (including certain leverage and cash flow ratios), and limit our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. We were required to maintain certain cash flow ratios determined on an annual basis equal to (i) 1.70 to 1.00 for the period January 1, 2006 to December 31, 2006, (ii) 1.80 to 1.00 for the period January 1, 2007 to December 31, 2007, and (iii) 1.90 to 1.00 for the period January 1, 2008 and thereafter until maturity. Pursuant to the terms of the Old Senior Secured Revolving Credit Facility, cash flow ratio was defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

Our New Senior Credit Facility is guaranteed by our subsidiaries and secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets, with certain limited exceptions. The lien on the collateral securing the New Senior Credit Facility is senior to the lien on the collateral securing our senior secured notes and the guarantees of these notes. Obligations under the New Senior Secured Revolving Credit Facilities are also guaranteed by Sun Capital Partners IV, LP, which indirectly owns a majority beneficial interest in the Company.  If Sun Capital Partners IV, LP makes any payments on its guarantee it will have the right to reimbursement from the Company for such payments. Interest on the New Senior Secured Revolving Credit Facilities accrues, at the greater of (i) the Bank of Montreal’s prime commercial rate and (ii) the rate which is 0.5% in excess of the federal funds rate. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. The lien on the collateral securing the New Senior Secured Revolving Credit Facilities is senior to the lien on the collateral securing the Notes and the guarantees of the Notes. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities, on October 5, 2006 the Company borrowed $5,500 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay down certain term loans outstanding under the Old Senior Unsecured Credit Facility described below. As of October 5, 2006, our availability under our New Senior Secured Revolving Credit Facility was $9.5 million and our availability under our New Senior Secured Letter of Credit Facility was $0.1 million.

Our New Senior Credit Facility contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limit our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. We are required to maintain certain ratios including a cash flow ratio determined on an annual basis equal to (i) 1.70 to 1.00 for the period January 1, 2006 and thereafter. Pursuant to the terms of the New Senior Credit Facility, cash flow ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

Old and New Senior Unsecured Credit Facilities. On January 11, 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”), consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. Obligations under the Old Senior Unsecured Credit Facility were guaranteed by the Company’s subsidiaries. No security interests were granted by the Company or its subsidiaries in connection with the Old Senior Unsecured Credit Facility. Interest on the term loan outstanding under the Old Senior Unsecured Credit Facility accrued, at the Company’s option, at either (i) the greater of prime or the rate which is 0.5% in excess of the federal funds rate, plus 8.5% or (ii) a reserve adjusted Eurodollar rate, plus 9.5%. As of September 24, 2006, the interest rate on the Old Senior Unsecured Credit Facility’s term loan was 14.92%.

On October 5, 2006, the Company entered into an amended and restated senior unsecured credit facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65,000 senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. Credit Suisse will act as administrative agent with respect to the New Senior Unsecured Credit Facility. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10,000.

Our New Senior Unsecured Credit Facilities contain various affirmative and negative covenants, which among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limit our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.00 to 1.00 for the three fiscal quarters ending on or prior to June 30, 2006 through December 31, 2006, (ii) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (iv) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the Senior Unsecured Credit Facility, interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period.

Obligations under the New Senior Credit Facility are guaranteed by all of the Company’s subsidiaries. No security interests were granted by the Company or its subsidiaries in connection with the New Senior Unsecured Credit Facility. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of November 6, 2006, the interest rate on the New Senior Unsecured Credit Facility’s term loan was 10.42%.

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

Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our Senior Credit Facility. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least (i) 2.25 to 1.00 in the case of any incurrence on or before April 1, 2006 and (ii) 2.50 to 1.00 in the case of any incurrence after April 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). We were in compliance with all specified financial and other covenants under the senior secured notes indenture at September 24, 2006.

We can redeem our senior secured notes on or after April 1, 2007, except that we may redeem up to 35% of our senior secured notes before April 1, 2007 with the proceeds of one or more public equity offerings. We are required to offer to purchase our senior secured notes under certain circumstances involving a change of control, and we also have the right to redeem our senior secured notes prior to April 1, 2007 in connection with a change in control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must invest the net cash proceeds from such sales in our business within 360 days or prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

On September 19, 2006, the Company  commenced a change of control offer (the “Offer”) to purchase any or all of its Notes that remain outstanding under the Indenture dated March 31, 2004 (the “Indenture”) by and among the Company, the guarantors thereto and Wells Fargo Bank, National Association, as trustee. The Offer was made pursuant to Section 4.15 of the Indenture as the Merger described in Section 3 above constituted a “change of control” under the Indenture. In accordance with the terms of the Indenture, the Company is offered to repurchase the Notes at a purchase price in cash equal to 101% of the aggregate principal amount of the Notes or portion of Notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, the date of payment, upon the terms and subject to the conditions of the Offer.  The Company obtained a securities purchase commitment, subject to customary conditions, from Credit Suisse Securities (USA) LLC (“Credit Suisse”) pursuant to which Credit Suisse would have purchased any Notes properly tendered pursuant to the Offer. Credit Suisse obtained a securities purchase commitment from a third party, Cocina Funding Corp., L.L.C. (an affiliate of Farallon Capital Management, L.L.C.) to resell the Notes purchased in the Offer to Cocina immediately following the expiration date. The offer expired on October 19, 2006. No Notes were tendered pursuant to the offer and as of the expiration date of the Offer, $105 million aggregate principal amount of Notes remained outstanding.

Mortgage. Concurrently with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015.

Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. The remaining capital lease obligations have a weighted-average interest rate of approximately 10.0%. As of September 24, 2006, the principal amount due relating to capital lease obligations was $1.0 million. Principal and interest payments on the capital lease obligations are due monthly and range from $750 to $7,000 per month. The capital lease obligations mature between 2006 and 2025.

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

Recent Developments

Settlement Agreement

On August 17, 2006, Real Mex and its subsidiary CKR Acquisition Corp. (“CKR”) entered into a Mutual Settlement Agreement and Release (“Settlement Agreement”) with J.W. Childs Equity Partners, L.P. (“JW Childs Partners”) and its affiliate JWC Chevys Co-Invest, LLC (“JWC,” and together with JW Childs Partners, “JW Childs”).  Under the Settlement Agreement, the parties agreed to resolve certain disputes regarding (i) the number of Real Mex equity securities issuable to JW Childs under an asset purchase agreement (“Asset Purchase Agreement”) in connection with the Company’s acquisition of the business of Chevys, Inc. on January 11, 2005 and (ii) certain indemnification claims made by Real Mex and CKR against JW Childs (“Indemnification Claims”) pursuant to an indemnification agreement (“Indemnification Agreement”) entered into between Real Mex, CKR and JW Childs Partners in connection with the Asset Purchase Agreement.  Under the Settlement Agreement, on August 17, 2006, Real Mex issued to JW Childs an aggregate of 1,896.574 shares of its Series A 12.5% Cumulative Compounding Preferred Stock, par value $0.001 per share, 1,432.894 shares of its Series B 13.5% Cumulative Compounding Preferred Stock, par value $0.001 per share and 1,176.648 shares of its newly-created Series D 15% Cumulative Compounding Preferred Stock, par value $0.001 per share, and each party released any and all of their respective claims arising from, relating to, or pertaining to the Indemnification Claims, the Indemnification Agreement and the Asset Purchase Agreement, subject to certain exceptions.  Additionally, JW Childs agreed to vote all of its securities in favor of the Merger (as described below).

The foregoing description of the Settlement Agreement is qualified in its entirety by reference to the Settlement Agreement filed with the Securities and Exchange Commission as Exhibit 10.1 to Form 8-K (File No. 333-116310) on August 17, 2006 and incorporated by reference herewith.

Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”).  The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).  On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement.  On August 21, 2006 (the “Effective Time”), the closing of the Merger Agreement occurred, and RM Integrated merged with and into Real Mex (the “Merger”), with Real Mex continuing as the surviving corporation and 100% owned subsidiary of RM Restaurant Holding.  The net purchase price of Real Mex was $191.6 million, consisting of  $359.0 million in cash, plus net cash acquired of $29.3 million, plus a $1.0 million working capital adjustment and plus direct acquisition costs of $4.7 million, less indebtedness assumed of $181.9 million and seller expenses of $9.6 million. Pursuant to the Merger Agreement, $11.0 million of the Merger Consideration is being held in escrow and the purchase price is subject to adjustment post-closing based on the amount of net working capital of the Company immediately prior to the closing and certain other adjustments.  As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex was converted into the right to receive a portion of the purchase price, and all Real Mex options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding.  Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling shareholder of Real Mex.  As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement filed with the Securities and Exchange Commission as Exhibit 10.2 to Form 8-K (File No. 333-116310) on August 17, 2006 and incorporated by reference herewith.

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

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of October 5, 2006, we had borrowings outstanding under our New Senior Secured Revolving Credit Facility of $5.5 million and we currently have $65.0 million outstanding under our New Senior Unsecured Credit Facility. A hypothetical 10% increase in interest rates would result in an annual after tax reduction of $0.7 million in earnings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth under the heading “Settlement Agreement” in note 2 to the financial statements of this Form 10Q is incorporated herein by reference.  The shares of the Company’s Series A Preferred Stock, Series B Preferred Stock and Series D Preferred Stock issued to JW Childs were not be registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from the registration requirements as provided in Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.01 Changes in Control Of Registrant.

The information set forth under the heading “Merger Agreement” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Effective as of August 21, 2006, the Board of Directors of the Company following the Merger consists of the following three individuals:  Fredrick F. Wolfe, President and Chief Executive Officer of the Company, Clarence E. Terry, a Managing Director of Sun Capital, and Douglas C. Werking, a Vice President of Sun Capital.

The officers of the Company following the Merger are the same officers in place immediately prior to the Merger.  In addition, on September25, 2006, Peter J Letendre was appointed to the office of Chief Accounting Officer of the Company.

Exhibits

Exhibit No.	Description

3.(i)	Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. as filed with the Secretary of State of the State of Delaware on August 21, 2006.

3.(ii)	Bylaws of Real Mex Restaurants, Inc. dated as of August 21, 2006.

10.1

Agreement and Plan of Merger, dated August 17, 2006 among Real Mex Restaurants, Inc., RM Restaurant Holding Corp. and RM Integrated, Inc (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s

Report on Form 8-K (File No. 333-116310) on August 23, 2006 and incorporated by reference herewith)

10.2

Mutual Settlement and Release, dated August 17, 2006 among Real Mex Restaurants, Inc., CKR Acquisition Corp., J.W. Childs Equity Partners, L.P. and JWC Chevys Co-Invest, LLC (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on August 23, 2006 and incorporated by reference herewith)

10.3

Amended and Restated Credit Agreement (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on October 6, 2006 and incorporated by reference herewith)

10.4

Fourth Amendment to Credit Agreement and Amendment to Loan Documents (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on October 6, 2006 and incorporated by reference herewith)

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

REAL MEX RESTAURANTS, INC.

Dated: November 6, 2006	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: November 6, 2006	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (principal financial officer)

Dated: November 6, 2006	By:	/s/ Peter J Letendre
Peter J Letendre
Chief Accounting Officer (principal accounting officer)