Form 10-K
period 2006-12-31
Real Mex Restaurants, Inc.
filed 2007-03-20
CIK 1289480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports to file reports pursuant to Section 13 or Section 15(d) of the Act .  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

As of March 12, 2007, Real Mex Restaurants, Inc. had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described in Item 1A “Risk Factors” of this report and elsewhere in this report.  Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect.  All of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or its business or operations.  In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for any ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Unless otherwise provided in this report, references to “we”, “us”, “Real Mex” and “our Company” refer to Real Mex Restaurants, Inc. and our consolidated subsidiaries.

PART I

ITEM 1.                  BUSINESS

Our Company

We are one of the largest full service Mexican casual dining restaurant chain operators in the United States in terms of number of restaurants.  As of December 31, 2006, we had 195 restaurants, located principally in California.  Our four primary restaurant concepts, El Torito®, El Torito Grill®, Chevys Fresh Mex® and Acapulco Mexican Restaurant®, offer a large variety of traditional, innovative and authentic Mexican dishes and a wide selection of alcoholic beverages at moderate prices, seven days a week for lunch and dinner, as well as Sunday brunch.  Our restaurant concepts feature fresh, high quality and flavorful foods, served in casual atmospheres.  For Fiscal Year 2006, we generated revenues of $564.7 million, flat same store sales, a net loss of $3.6 million and net cash provided by operating activities of $24.8 million.

Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”).  The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).  On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement.  On August 21, 2006 (the “Effective Time”), the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into Real Mex (the “Merger”), with Real Mex continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding.  The net purchase price of Real Mex was $199.1 million, consisting of  $359.0 million in cash, plus net cash acquired of $35.2 million, plus a $2.8 million working capital adjustment and direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of  $7.6 million. Pursuant to the Merger Agreement, $6.0 million of the Merger Consideration is being held in escrow and the purchase price is subject to adjustment based on certain other adjustments.  As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex was converted into the right to receive a portion of the purchase price, and all Real Mex options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding.  Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling stockholder of Real Mex.  As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement filed with the Securities and Exchange Commission as Exhibit 10.1 to Form 8-K (File No. 333-116310) on August 17, 2006 and incorporated by reference herein.

The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Merger. The Company attributes the goodwill associated with the Merger to the historical financial performance and the anticipated future performance of the Company’s operations.

The following table presents the preliminary allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values (in thousands):

Cash and cash equivalents	$29,270
Trade and other accounts receivable	11,625
Inventories	10,012
Other current assets	5,676
Property and equipment	88,997
Deferred tax asset	6,197
Other assets	39,697
Goodwill	277,460
Total assets acquired	468,933

Accounts payable and accrued liabilities	20,881
Long-term debt	185,666
Other liabilities	63,264
Total liabilities assumed	269,811
Net assets acquired	$199,122

The allocation of the purchase price is a preliminary estimate as the determination of the fair market values of the assets acquired and the liabilities assumed has not been finalized.

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

Our Restaurant Concepts

El Torito and El Torito Grill (40.4% of Fiscal Year 2006 restaurant revenues).  Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California.  As of December 31, 2006, we operated 78 El Torito restaurants, including nine El Torito Grill restaurants, and, this concept was the largest full service Mexican casual dining restaurant chain in California, in terms of number of restaurants.  Our El Torito concept is dedicated to fresh, quality ingredients and authentic, made-from-scratch Mexican cuisine, including sizzling fajitas, hand-made tamales and traditional Mexican combination platters.

We feature authentic regional specialties created by our executive chef, Pepe Lopez.  El Torito restaurants are modeled after a traditional Mexican hacienda. Lunch and dinner entrees range in price from $5.99 to $16.99 with an average dining room check of $13.94 and $15.03 for El Torito and El Torito Grill, respectively, for Fiscal Year 2006.

El Torito restaurants are primarily free standing buildings.  The restaurants average approximately 8,800 square feet with average seating of approximately 306 guests.  All but one of the El Torito properties is leased.

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

Chevys (36.4% of Fiscal Year 2006 restaurant revenues).  Chevys was founded in Alameda, California in 1986.  As of December 31, 2006, we operated 68 Company-owned restaurants, franchised 34 restaurants and this concept was the second largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants.  Chevys is a comfortable yet high-energy restaurant concept that offers guests an array of freshly prepared Mexican dishes in an ultra-casual atmosphere.  We offer an extensive variety of Mexican dishes, including traditional enchiladas, burritos and tacos, as well as a variety of combination platters. The food menu is complemented by a wide selection of margaritas and an assortment of Mexican and American beers. Lunch and dinner entrees range in price from $7.49 to $20.49 with an average dining room check of $13.24 for Fiscal Year 2006.

Chevys restaurants are primarily freestanding and located in high-traffic urban and suburban areas.  Chevys restaurants generally average approximately 7,800 square feet with average seating for approximately 327 guests in the dining room and cantina.  All of the Chevys properties are leased. The restaurant design is cantina-style with a vibrant, ultra-casual layout. A signature item of Chevys is its fresh tortilla maker called “El Machino”. El Machino is generally featured in the dining room and helps reinforce the Company’s commitment to freshness.

Acapulco (16.1% of Fiscal Year 2006 restaurant revenues).  The first Acapulco restaurant opened in Pasadena, California in 1960.  As of December 31, 2006, we had 35 Acapulco restaurant locations and this concept was the third largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants.  We offer California style Mexican food featuring traditional favorites as well as seafood specialties such as grilled halibut, shrimp and crab entrees.  We also feature a host of specialty drinks, including our signature house margarita made with premium Jose Cuervo Gold Tequila.  Lunch and dinner entrees range in price from $6.75 to $15.99 with an average dining room check of $14.38 for Fiscal Year 2006.

Acapulco restaurants are primarily freestanding and located in high-traffic urban and suburban areas.  Acapulco restaurants generally average approximately 8,500 square feet with average seating for approximately 240 guests.  Many locations have attractive outdoor patios.  All but one of the properties is leased.  Acapulco currently uses three models for restaurant decor: Hacienda, Aztec and Resort.  The three styles, which are similar to one another, have allowed our Company to match design and capital expenditures with each location’s physical plant and the site’s customer demographics.  A consistent appearance is achieved through similar exterior signage and the use of Mexican furnishings and vibrant primary color schemes in interior design throughout all Acapulco restaurants.

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

Other Restaurant Concepts (7.1% of Fiscal Year 2006 restaurant revenues).  As of December 31, 2006, we operated 14 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Who·Song & Larry’s and Fuzio Universal Pasta.  We acquired most of these restaurants with the acquisitions of El Torito Restaurants, Inc. and Chevys.

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

Internal Production, Purchasing and Distribution Facilities.  We centralize purchasing and distribution for the majority of our raw ingredients, fresh products and alcoholic beverages through two facilities located in Buena Park and Union City, California and manufacture food products through a facility in Santa Fe Springs, California.  The purchasing and distribution facilities, encompassing approximately 67,000 square feet in Buena Park and 54,000 square feet in Union City enable us to order and deliver food items and ingredients on a timely basis.  We are able to leverage our purchasing power and reduce delivery costs, contributing to our restaurant gross margins.  Our manufacturing facility, encompassing approximately 32,000 square feet, produces certain high volume items for our Acapulco restaurants including soups, baked goods and sauce bases, enabling us to maintain food quality and consistency while reducing costs.  This facility also manufactures specialty products for sales to outside customers, marketed under the Real Mex Foods™ label as well as co-packaged under other branded names.  All three facilities have additional capacity to allow for growth in our distribution operations and production for outside customers.

Proven Management Team and Experienced Board of Directors.  We are led by a management team with extensive experience in all aspects of restaurant operations.  Our management team has an average of more than 13 years with our Company and more than 24 years of experience in the restaurant industry.  Our Chief Executive Officer, Fred Wolfe, is a long-time veteran of our Company, having served a total of 21 years with us.  From 1997 to 2001, Mr. Wolfe served as Chief Operating Officer of California Pizza Kitchen, Inc., or CPK, and together with the other top members of CPK’s management team, successfully engineered CPK’s return to profitability and initial public offering.

Business Strategy

Our primary business objective is to increase stockholder value through same store sales and store margin improvements, new restaurant openings, expansion of the Chevys franchise network, growth in outside sales by Real Mex Foods and strategic acquisitions.

Same store sales and store margin improvements .  At our El Torito concept, we intend to communicate our commitment to creating fresh, authentic Mexican dishes and drinks through in-restaurant merchandising, direct mail, newspaper, internet advertising, sponsorship marketing and public relations.  In 2005, the Acapulco concept shifted the brand positioning from a discount proposition to a family of local Mexican neighborhood restaurants delivering generous portions of California-Mexican food and drink at a good value.  In Fiscal Year 2006, we reduced the frequency of coupons by 17% as compared to Fiscal Year 2005 and circulation of coupons by 68.2% as compared to Fiscal Year 2005, while increasing same store sales and profitability.  We replaced the discount message with new product introductions as limited time offers and communicated these promotions vis-à-vis direct mail, traffic sponsorships and in-restaurant merchandising. In the Chevys concept, we leveraged our equity in “Fresh Mex” and further enhanced the brand by incorporating fun and flavor into the concept’s positioning.  We introduced five promotions that boasted fresh, fun and flavor and communicated the new offers using radio, outdoor advertising, direct mail and in-restaurant merchandising.

New Restaurant Openings.  We plan to open new El Torito, Chevys and El Torito Grill restaurants in and near our existing markets, primarily using internally generated cash flow.  Our new store prototype is approximately 7,500 square feet with an additional approximately 1,000 square foot patio.  Our net cash investment for a typical El Torito restaurant is generally between $1.4 million and $3.2 million, including pre-opening costs, depending on the level of landlord allowances.  Our target pre-tax, cash-on-cash return on new restaurants is at least 30%.  To successfully execute this strategy, we intend to leverage the extensive experience our management team has acquired opening new restaurants for our Company as well as for other restaurant chains.  From December 2004 through 2005, we opened two El Torito restaurants and an El Torito Grill restaurant, all in southern California.  We also opened six restaurants in 2006, three El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California and a Chevys restaurant in New York.  In 2006, we also signed leases for two El Torito Grill restaurants, an El Torito restaurant and a Chevys restaurant, all in California, to be opened in 2007 and 2008.  We are currently finalizing a lease for an additional restaurant site which we expect to open in 2007 and we are actively negotiating letters of intent on a number of other restaurant sites for opening in 2007 and beyond.  In total, we plan to open eight restaurants in 2007, one of which is the El Torito Grill restaurant in Anaheim, CA that opened in January 2007.

Expansion of the Chevys franchise network.  We currently have 11 franchisees operating 35 franchised Chevys restaurants in 12 states.  We plan to continue to develop new franchise relationships and expand existing franchise relationships in order to increase Chevys brand awareness and marketing efficiencies and to increase revenues from new store franchise fees along with revenues from ongoing franchise royalties.  We plan to franchise those markets that do not fit into our Company restaurant development plans either because of size or geographic location.

Growth in outside sales by Real Mex Foods.  We manufacture bulk food packages and individually wrapped retail products under the Real Mex Foods™ label, as well as co-package these products under other branded company names. We plan to expand this area of our business as we continue to develop a core group of standard products for retail sales including premium quality burritos, enchiladas and tamales.  We currently sell directly to, or package for fast food and casual restaurants, amusement parks, club stores, and food service, retail, vending and institutional customers.  We plan to continue expanding this business to include other products and to market these products to additional customers in these and other business segments.

Strategic acquisitions.  We look for opportunities to acquire existing Mexican or Southwestern themed restaurants at attractive prices.  We believe that if we can acquire a competitive concept at an attractive price, achieve general and administrative expense as well as purchasing and distribution synergies, that it can be a cost effective way to grow our business and enhance stockholder value.  We evaluate acquisition opportunities based on their fit with our existing operations.  We also consider our financial and management resources and capacity to manage the acquisition process, management transition and ongoing operations.

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

Employees

As of December 31, 2006, we had approximately 12,769 employees.  Of these employees, approximately 11,491 were employed as restaurant hourly team members, 802 as restaurant managers, 266 as distribution and production facility employees, and 210 as executive, senior, and general office staff.  None of our workforce is unionized.

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

Turnover. We believe one of our strengths is the relative stability of our employee staff.  We believe that in Fiscal Year 2006, our hourly turnover of 104.8% was slightly better than the industry average, and our management turnover of 30.2% was also better than industry average.  Our restaurant management is heavily tenured, with Regional Directors averaging approximately 13 years, General Managers averaging approximately 9 years and Managers averaging almost 6 years.  Hourly employee tenure averages more than 3 years.  Other highly skilled positions such as chefs average 14 years with the Company.

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

Our restaurants’ sales of alcoholic beverages are subject to regulation in each state in which we operate.  Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause.  Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  In Fiscal Year 2006, approximately 24.7% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcohol is an important factor in attracting customers.  The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant, and we could lose significant revenue.

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

We cannot guarantee that our internal controls and training at our restaurants and distribution and manufacturing facilities will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third party suppliers makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Third party food suppliers and transporters outside of our control could cause some food borne illness incidents. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants. In addition, we may be subject to liability claims as a result of food-borne illnesses.

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

Food service businesses are often affected by changes in consumer tastes, national, regional and local economic conditions, demographic trends, consumer confidence in the economy and discretionary spending priorities. Factors such as traffic patterns, weather conditions, local demographics and the type, number and location of competing restaurants may adversely affect the performance of individual locations. In addition, inflation and increased food and energy costs may harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing, which could harm our business, financial condition, results of operations and cash flows.  We cannot assure you that consumers will continue to regard our products favorably or that we will be able to develop new products that appeal to consumer preferences. Any failure to satisfy consumer preferences could have a materially adverse affect on our business. Our continued success will depend in part on our ability to anticipate, identify and respond to changing consumer preferences and economic conditions.

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

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers’ compensation rates and citizenship requirements. Significant additional government imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

•                                          minimum wage;

•                                          paid leaves of absence;

•                                          provision to employees of mandatory health insurance; and

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

We are subject to extensive government regulation at the federal, state and local government level. These include, but are not limited to, regulations relating to the preparation and sale of food and beverages, zoning and building codes, land use and employee, public health, sanitation and safety matters. We are required to obtain and maintain governmental licenses, permits and approvals.

Difficulty or failure in obtaining these approvals in the future could result in delaying or canceling the opening of new restaurants or could materially adversely affect the operation of existing restaurants. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In Fiscal Year 2006, approximately 24.7% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. Our restaurants are also subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us

The federal Americans with Disabilities Act and similar state laws prohibit discrimination because of disability in public accommodations and employment. Mandated modifications to our facilities (or related litigation) in the future to make different accommodations for persons with disabilities could result in material unanticipated expenses.

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

We have registered or filed applications to register certain names used by our restaurants and our food manufacturing operations as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries, including the names Acapulco Mexican Restaurant®, El Torito Grill®, Real Mex Foods™, Chevys Fresh Mex® and Fuzio Universal Pasta®.  The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

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

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities, including liabilities resulting from lawsuits brought by private litigants, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties our operating expenses would likely increase and our operating results would be materially adversely affected.

We depend on the services of key executives, whose loss could materially harm our business.

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

We have substantial indebtedness, including obligations under capital leases and unamortized debt premium, of approximately $183.9 million as of December 31, 2006.  Subject to restrictions in the indenture for our senior secured notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:

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

Sun Cantinas LLC, an affiliate of  Sun Capital Partners, Inc., controls our Company through ownership of 100% of the voting stock of our parent, RM Restaurant Holding Corp,  and their interests may conflict with the interests of the holders of our indebtedness.

As a result of their stock ownership of our parent company, Sun Cantinas LLC, or SCLLC indirectly owns 100% of our outstanding voting common stock.  By virtue of their stock ownership and the terms of the securities’ holders agreement, of our parent, SCLLC has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of SCLLC as equity owner of our Company may differ from the interests of the holders of our indebtedness, and, as such, SCLLC may take actions that may not be in their interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of the holders of our indebtedness. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the holders of our indebtedness.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                                                     PROPERTIES

Our corporate headquarters are located in Cypress, California. We occupy this facility under a lease that expires in 2012. As of December 31, 2006, we leased 193 restaurant facilities and owned two. The majority of our leases are for ten, 15 or 20-year terms, include options to extend the terms, include rent holidays, rent escalation clauses and/or contingent rent provisions and some of our leases have tenant improvement allowances. Our restaurant leases have terms that expire between 2007 and 2027 (excluding renewal options not yet exercised) and have an average remaining term of approximately 13 years, including options.

Restaurant Locations

As of December 31, 2006, we owned, licensed or franchised 244 restaurants in 16 states and three foreign countries, of which 195 are Company operated and 49 operate under franchise or license arrangements.

Our restaurant locations by concept and state as of December 31, 2006 were as follows:

	Concepts
State	El Torito (1)	Chevys	Acapulco	Franchised	Other (2)	Total
California	74	45	34	6	8	167
Missouri	0	0	0	10	4	14
Arizona	2	3	0	0	0	5
Nevada	0	3	0	0	0	3
Oregon	1	3	1	0	0	5
Washington	0	1	0	2	1	4
New Jersey	0	2	0	3	0	5
Illinois	0	1	0	4	1	6
Minnesota	0	0	0	2	0	2
Florida	0	3	0	1	0	4
Virginia	0	3	0	1	0	4
Maryland	0	2	0	2	0	4
New York	0	2	0	2	0	4
Louisiana	0	0	0	3	0	3
South Dakota	0	0	0	1	0	1
Indiana	1	0	0	0	0	1
Total domestic	78	68	35	37	14	232
Japan	0	0	0	8	0	8
United Arab Emirates	0	0	0	2	0	2
Turkey	0	0	0	2	0	2
Total including International	78	68	35	49	14	244

(1) Includes El Torito Grills which are located in California and Indiana

(2) Includes Fuzio Universal Pasta, GuadalaHarry’s, Las Brisas, Who·Song&Larry’s, El Paso Cantina and Casa Gallardo

We also lease an approximately 32,000 square foot dedicated manufacturing facility located in Santa Fe Springs, California, an approximately 67,000 square foot warehouse and distribution facility located in Buena Park, California and an approximately 54,000 square foot warehouse and distribution facility located in Union City, California, utilized by our subsidiary, Real Mex Foods, Inc.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of Fiscal Year 2006, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our outstanding common stock.

Holders

The number of record holders of each of our classes of common stock as of March 7, 2007 was as follows:

Common Stock: 1

Dividends

In Fiscal Year 2006, we paid dividends of $10.0 million on our common stock to our parent, RM Restaurant Holding Corp.  Our ability to pay dividends is restricted by certain covenants contained in our secured and unsecured senior credit facilities, as well as certain restrictions contained in our indenture relating to our senior secured notes.

Securities Authorized For Issuance under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of our Company.  The selected historical consolidated financial data has been derived from our Company’s audited consolidated financial statements for the Successor Period from August 21, 2006 to December 31, 2006 and the Predecessor Period from December 26, 2005 to August 20, 2006 (together defined as, “Fiscal Year 2006 Combined” or “2006”) and the Predecessor fiscal years ended December 2005, 2004, 2003 and 2002. Fiscal Year 2006 Combined consists of 53 weeks and all other fiscal years presented consist of 52 weeks.  This data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Successor	Predecessor
	August
	21, 2006	December	Fiscal Year
	to	26, 2005 to	2006	Predecessor
	December	August 20,	Combined	Fiscal Year Ended (6)
	31, 2006	2006	(5)	2005(4)	2004	2003	2002
	(in thousands)
Statement of Operations Data:
Restaurant revenues	$179,630	$351,591	$531,221	$510,013	$314,157	$307,278	$310,094
Other revenue	11,094	18,358	29,452	20,532	10,787	4,714	2,285
Total revenues	192,098	372,552	564,650	534,296	326,810	312,138	312,379
Cost of sales	50,359	94,873	145,232	137,171	80,839	77,555	77,867
Labor	67,729	125,748	193,477	186,390	118,888	116,269	116,156
Direct operating and occupancy expense	47,651	86,937	134,588	130,603	76,760	74,938	74,315
Total operating costs	165,739	307,558	473,297	454,164	276,487	268,762	268,338
General and administrative expenses	11,414	18,893	30,307	28,346	17,725	15,201	14,670
Depreciation and amortization	8,505	12,230	22,553	18,498	11,837	11,732	11,872
Operating income	3,379	18,150	21,529	31,433	20,299	16,209	15,803
Interest expense	10,481	16,005	26,486	22,973	12,528	13,372	14,354
Debt termination costs	—	—	—	—	4,677	—	—
(Loss) income before income tax provision	(8,238)	2,787	(5,451)	8,677	4,546	3,315	2,257
Net (loss) income	(5,047)	1,480	(3,567)	13,386	13,616	3,206	2,535
Redeemable preferred stock accretion	—	(10,126)	(10,126)	(14,583)	(11,862	(10,409)	(9,267)
Net (loss) income attributable to common stockholders(1)	$(5,047)	$(8,646)	$(13,693)	$(1,197)	$1,754	$(7,203)	$(6,732)
Balance Sheet Data:
Cash and cash equivalents			2,710	14,871	10,690	2,605	1,201
Property and equipment, net			90,802	82,592	36,589	46,620	52,616
Total assets			447,135	310,889	186,951	173,020	175,768
Total debt(2)			183,905	182,031	106,503	114,699	121,607
Total stockholders’ equity			184,077	50,584	29,849	15,861	12,542
Other Financial Data:
Capital expenditures			$24,130	$23,408	$9,982	$6,962	$5,992
Ratio of earnings to fixed charges(3)			0.9 x	1.2 x	1.2 X	1.2 x	1.1 x

(1) Net income (loss) attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces or increases net loss attributable to common stockholders for the relevant periods through August 20, 2006.

(2) Total debt includes long-term debt, obligations under capital leases and unamortized debt premium.

(3) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss) before income taxes plus fixed charges.  Fixed charges consist of interest expense on all indebtedness, plus one-third of rental expense (the portion deemed representative of the interest factor).

(4) Includes the results of Chevys since January 12, 2005, the date of acquisition.

(5) Includes the combined results of the Successor and Predecessor periods from December 26, 2005 to December 31, 2006 and is comprised of 53 weeks.

(6) Results are for the fiscal years ended December and are each comprised of 52 weeks.

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

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of December 31, 2006, we operated 195 restaurants, 161 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005 and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

El Torito, El Torito Grill, Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service.  In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 16 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHARRY’S; Who·Song & Larry’s; and Fuzio Universal Pasta.

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

In December 2004, we opened our first new El Torito restaurant in five years, located in Encinitas, California and opened 2 restaurants in 2005: an El Torito in Corona, California and an El Torito Grill in Sherman Oaks, California. In Fiscal Year 2006 Combined we opened six restaurants: three El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California and a Chevys restaurant in New York. We also have in the past, and may in the future, convert select restaurants to the El Torito or Chevys brand and divest underperforming restaurants.

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year.  Fiscal Year 2006 Combined is comprised of 53 weeks and all other fiscal years presented are comprised of 52 weeks. When calculating same store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period.  As of December 31, 2006, we had 185 restaurants that met this criterion.

In Fiscal Year 2006 Combined, we generated revenues of $564.7 million.  Our revenues are comprised of restaurant sales, other revenues and royalty and franchise fees.  Restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consist primarily of sales by Real Mex Foods to outside customers of processed and packaged prepared foods and other merchandise items.

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

Amortization of favorable lease asset and unfavorable lease liability, net, represents the amortization of the asset in excess of the approximate fair market value and the liability in excess of the approximate fair market value of the leases assumed as of August 21, 2006, the date of acquisition of the Company.  The amounts are being amortized over the remaining primary term of the underlying leases.

Our annual operating results are impacted by restaurant closures to the extent we close locations.  Due to our long operating history, restaurant closures are generally the result of lease expirations.  Many of our leases are non-cancelable and have initial terms of 10 to 20 years with one or more renewal terms of three or more years that we may exercise at our option.  As of December 31, 2006, we owned two restaurant locations and leased the remaining 193.

We perform ongoing analyses of restaurant cash flow and in the case of negative cash flow or underperforming restaurants, we may negotiate early termination of leases, allow leases to expire without renewal or sell restaurants.  In addition, from time to time we may be forced to close a successful restaurant if we are unable to renew the lease on satisfactory terms, or at all.  From the end of fiscal 2000 to the end of Fiscal Year 2006, we closed 32 restaurants, 23 of which were early lease terminations and nine of which we were unable to renew the leases thereon.

We have recorded an income tax benefit of $1.9 million in 2006 as compared to income tax benefits of $4.7 million in 2005 and $9.0 million in 2004.  The benefit in 2006 is related to our net loss for the year. The benefits for 2005 and 2004 were related to the reduction of our valuation allowance related to our deferred tax assets.  There is no valuation allowance as of December 31, 2006. The amount of deferred tax assets considered realizable is based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry forwards.  In evaluating future taxable income for valuation allowance purposes as of December 31, 2006, we considered only income expected to be generated in fiscal years 2007, 2008 and 2009.

Some purchase accounting adjustments for the Chevys Acquisition related to the value of tax attributes acquired have not been reflected in the deferred tax balances as of December 31, 2006 as the final tax returns for the seller, Chevy’s Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carry-forwards at the date of acquisition. Upon completion of the sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future.

In 2003, two of our restaurants were partially destroyed by fire.  The combined loss of property, which was covered by our replacement cost property insurance, resulted in a gain of $1.0 million in Fiscal Year 2004 and is presented as a casualty gain in the December 26, 2004 Consolidated Statements of Operations.  The gain includes business interruption insurance proceeds and a gain on property replacement.

Results of Operations

The discussion of and the results of operations for the year ended December 31, 2006 is based on the combined results for the Predecessor Period from December 26, 2005 through August 20, 2006, and the Successor Period from August 21, 2006 through December, 2006 (“Fiscal Year 2006 Combined” or “2006”).  Because of purchase accounting adjustments to the fair market value of long-term assets, and because Fiscal Year 2006 Combined contains 53 weeks and Fiscal Year 2005 contains 52 weeks, certain amounts may not be comparable between Fiscal Year 2006 Combined and the fiscal years ended December 25, 2005 (“Fiscal Year 2005” or “2005”) and December 26, 2004 (Fiscal Year 2004” or “2004”).

Our operating results for Fiscal Year 2006 Combined, Fiscal Year 2005 and Fiscal Year 2004 are expressed as a percentage of total revenues below:

	Fiscal Years Ended(1)
	Fiscal Year 2006 Combined	Fiscal Year 2005	Fiscal Year 2004

Total revenues	100.0%	100.0%	100.0%
Cost of sales	25.7	25.7	24.7
Labor	34.3	34.9	36.4
Direct operating and occupancy expense	23.8	24.4	23.5
Total operating costs	83.8	85.0	84.6
General and administrative expense	5.4	5.3	5.4
Depreciation and amortization	3.7	3.5	3.6
Legal settlement costs	0.7	0.1	—
Merger costs	1.7	—	—
Operating income	3.8	5.9	6.2
Interest expense	4.7	4.3	3.8
Debt termination costs	—	—	1.4
Total other expense, net	4.8	4.3	4.8
(Loss) income before income tax provision (benefit)	(1.0)	1.6	1.4
Net (loss) income	(0.6)	2.5	4.2

(1)                                  Fiscal Year 2006 Combined is comprised of 53 weeks and Fiscal Years 2005 and 2004 are comprised of 52 weeks.

Fiscal Year 2006 Combined Compared to Fiscal Year 2005

Total Revenues. Total revenues increased by $30.4 million, or 5.7%, to $564.7 million in Fiscal Year 2006 Combined from $534.3 million in Fiscal Year 2005 due to a $21.2 million increase in restaurant revenues, an $8.9 million increase in other revenues and a $0.2 million increase in royalty and franchise fees. The Fiscal Year 2006 Combined increase in restaurant revenues was the result of an extra week of operations in 2006 versus 2005, which contributed approximately $10.2 million in additional sales combined with the fact that due to the date of the Chevys Acquisition, 2005 restaurant sales do not include sixteen days of Chevys restaurant sales.  Comparable store sales, excluding Chevys, were up 2.2%.  Excluding the 53rd week, comparable store sales excluding Chevys were up approximately 0.4%.  The $10.8 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility. The $0.2 million increase in royalty and franchise fees was due to a complete year of fees earned from franchises acquired in the Chevys Acquisition in 2006 versus a partial year in 2005 due to the date of the Chevys Acquisition.

Cost of Sales. Total cost of sales of $145.2 million in Fiscal Year 2006 Combined increased $8.1 million or 5.9% as compared to Fiscal Year 2005, primarily due to the inclusion in our results of operations of the Chevys restaurants’ cost of sales for a complete year in 2006 versus a partial year in 2005 and a 53rd week of costs in 2006, combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs. As a percentage of total revenues, cost of sales was unchanged versus Fiscal Year 2005 at 25.7%.

Labor. Labor costs of $193.5 million in Fiscal Year 2006 Combined increased by $7.1 million or 3.8% as compared to Fiscal Year 2005. The increase in labor costs was partially due to the full year of Chevys expense in 2006 and a 53rd week of costs in 2006 combined with management salary increases averaging 4.0% in 2006.  Payroll and benefits, particularly wage rates currently at or near the minimum wage and expenses for health insurance and workers’ compensation insurance, remain subject to increase as a result of inflation and government regulation. As a percent of total revenues, labor costs decreased to 34.3% in Fiscal Year 2006 Combined from 34.9% in Fiscal Year 2005 primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls and scheduling combined with lower workers’ compensation insurance premium and claims expense as a percentage of sales.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $134.6 million in Fiscal Year 2006 Combined increased by $4.0 million or 3.1% as compared to Fiscal Year 2005. The increase in direct operating and occupancy expense was partially due to the inclusion in our results of operations of the Chevys restaurants’ direct operating and occupancy expense for a complete year in 2006 versus a partial year in 2005 and a 53rd week of costs in 2006.  Direct operating and occupancy expense as a percentage of sales decreased to 23.8% in Fiscal Year 2006 Combined from 24.4% in Fiscal Year 2005 primarily due to lower general liability insurance expense in Fiscal Year 2006 Combined.

General and Administrative Expense. General and administrative expense of $30.3 million in Fiscal Year 2006 Combined increased by $2.0 million or 6.9% as compared to Fiscal Year 2005 primarily due to management salary increases averaging 4.0% in 2006 combined with higher bonus and employee benefits expense and a 53rd week of costs in 2006 versus 52 in 2005,. General and administrative expense as a percentage of sales was 5.4% in Fiscal Year 2006 Combined as compared to 5.3% in Fiscal Year 2005.

Legal Settlement Costs. We incurred legal settlement costs of $4.2 million in Fiscal Year 2006 Combined compared to $0.8 million in Fiscal Year 2005. The increase in costs relates to lawsuits filed against us in 2004 and 2005.

Depreciation and amortization. Depreciation and amortization expense of $20.7 million in Fiscal Year 2006 Combined increased $2.3 million or 11.9% as compared to Fiscal Year 2005.  $1.1 million of the increase was due to an increase in fair market value recorded for  property and equipment, and the resulting increase in depreciation and amortization expense, as the Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market values at the date of the Merger.  As a percentage of total revenues, depreciation and amortization increased to 3.7% in Fiscal Year 2006 Combined from 3.5% in Fiscal Year 2005.

Interest Expense. Interest expense of $26.5 million in Fiscal Year 2006 Combined increased $3.5 million or 15.3% as compared to Fiscal Year 2005 primarily due to an increase in the interest rate on our Old Senior Unsecured Credit Facility (the interest rate in 2005 ranged from 11.93% to 13.37%, versus 14.17% to 14.92% during 2006), a 0.25% increase in the interest rate on our senior secured notes beginning on April 1, 2006, and the fact that our Old Senior Unsecured Credit Facility was outstanding for 16 days more in Fiscal Year 2006 Combined versus Fiscal Year 2005.  As a percentage of total revenues, interest expense increased to 4.7% in Fiscal Year 2006 Combined from 4.3% in Fiscal Year 2005.

Merger Costs. Merger costs of $9.7 million in Fiscal Year 2006 Combined include all direct costs related to the Merger that are not eligible for capitalization including legal expenses, investment banker fees, other advisory services, restricted stock compensation and other costs.

Income Tax Provision. The income tax provision for Fiscal Year 2006 Combined and 2005 was based on estimated annual effective tax rates. A rate of 34.6% was applied in Fiscal Year 2006 Combined versus a rate of (54.3)% in Fiscal Year 2005.  These rates are comprised of the combined federal and state statutory rates. The difference in rates results from the reversal of a valuation allowance against net deferred tax assets in 2005.

Fiscal Year 2005 Compared to Fiscal Year 2004

Total Revenues. Total revenues increased by $207.5 million, or 63.5%, to $534.3 million in Fiscal Year 2005 from $326.8 million in Fiscal Year 2004 due to a $195.9 million increase in restaurant revenues, a $9.7 million increase in other revenues and a $1.9 million increase in royalty and franchise fees. The Fiscal Year 2005 increase in restaurant revenues was the result of the inclusion in our results of operations of the Chevys’ restaurant sales of $191.3 million combined with comparable store sales increases of 2.9%. The increase in comparable store sales was driven by increases in pricing in El Torito concept restaurants of approximately 1.2% and in Acapulco concept restaurants of approximately 1.9%, increases in customer counts of 2.0% in the El Torito restaurants and decreased discounting in the Acapulco restaurants. The $2.9 million increase in other revenues was primarily due to an increase in sales to outside customers by our distribution facility. The $1.2 million increase in royalty and franchise fees was due to fees earned from franchises acquired in the Chevys Acquisition.

Cost of Sales. Total cost of sales of $137.2 million in Fiscal Year 2005 increased $56.3 million or 69.7% as compared to Fiscal Year 2004, primarily due to the inclusion in our results of operations of the Chevys restaurants’ cost of sales of $47.9 million combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs. As a percentage of total revenues, cost of sales increased to 25.7% in Fiscal Year 2005 from 24.7% in Fiscal Year 2004 primarily due to higher commodity costs, mainly in the poultry, beef and dairy markets, and an increase in packaging costs.

Labor. Labor costs of $186.4 million in Fiscal Year 2005 increased by $67.5 million or 56.8% as compared to Fiscal Year 2004. The increase in labor costs associated with the inclusion in our results of operations of the Chevys restaurants was $67.8 million. Payroll and benefits, particularly wage rates currently at or near the minimum wage and expenses for health insurance and workers’ compensation insurance, remain subject to inflation and government regulation. As a percent of total revenues, labor costs decreased to 34.9% in Fiscal Year 2005 from 36.4% in Fiscal Year 2004 primarily due to lower hourly labor expense achieved as a result of our continued focus on hourly labor controls and scheduling.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $130.6 million in Fiscal Year 2005 increased by $53.8 million or 70.1% as compared to Fiscal Year 2004. The increase in direct operating and occupancy expense associated with the inclusion in our results of operations of the Chevys restaurants was $54.8 million. Direct operating and occupancy expense as a percentage of sales increased to 24.4% in Fiscal Year 2005 from 23.5% in Fiscal Year 2004 primarily due to higher occupancy expense associated with the Chevys restaurants.

General and Administrative Expense. General and administrative expense of $28.3 million in Fiscal Year 2005 increased by $10.6 million or 59.9% as compared to Fiscal Year 2004, primarily due to increased staffing associated with the Chevys Acquisition. General and administrative expense as a percentage of sales decreased to 5.3% in Fiscal Year 2005 as compared to 5.4% in Fiscal Year 2004.

Depreciation and amortization. Depreciation and amortization expense of $18.5 million in Fiscal Year 2005 increased $6.7 million or 56.3% as compared to Fiscal Year 2004. The increase associated with the inclusion in our results of operations of the Chevys restaurants was $6.9 million. As a percentage of total revenues, depreciation decreased to 3.5% in Fiscal Year 2005 from 3.6% in Fiscal Year 2004, primarily due to fully depreciated assets with a 5-year life acquired in the El Torito acquisition in June 2000.

Interest Expense. Interest expense of $23.0 million in Fiscal Year 2005 increased $10.4 million or 83.4% as compared to Fiscal Year 2004 primarily due to interest on our $75.0 million Old Senior Unsecured Credit Facility which was used to finance a portion of the Chevys Acquisition and an increase in interest on letters of credit issued as security for contracts assumed in connection with the Chevys Acquisition. As a percentage of total revenues, interest expense increased to 4.3% in Fiscal Year 2005 from 3.8% in Fiscal Year 2004.

Income Tax Provision. The income tax provision for the Fiscal Year 2005 and Fiscal Year 2006 was based on estimated annual effective tax rates. A rate of (54.3) % was applied in Fiscal Year 2005 versus a rate of (202.7) % in Fiscal Year 2004.  These rates are comprised of the combined federal and state statutory rates. In both years, a portion of a previously recorded valuation allowance was reversed as it was deemed more likely than not that the Company would be able to utilize the benefit of its deferred tax assets based on estimated future taxable income for the three succeeding fiscal years.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at December 31, 2006, including obligations under capital leases and unamortized debt premium, was $183.9 million, and we had $7.1 million of revolving credit availability under our $15.0 million Old Senior Secured Revolving Credit Facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our New Senior Secured Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord allowances, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our New Senior Secured

Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $24.8 million for Fiscal Year 2006 Combined compared with net cash provided by operating activities of $31.4 million for Fiscal Year 2005. The decrease in cash provided by operating activities was primarily attributable to the $9.7 million in Merger costs which were partially offset by a $3.1million increase in other cash flows from operations. We had net cash provided by operating activities of $31.4 million for Fiscal Year 2005 compared with net cash provided by operating activities of $21.3 million for Fiscal Year 2004. The increase in cash provided by operating activities was primarily attributable to the cash flow generated from restaurants acquired in the Chevys Acquisition, net of increases in related overhead.

Investing Activities. We had net cash used in investing activities of $24.1 million for Fiscal Year 2006 Combined compared with net cash used in investing activities of $98.9 million for Fiscal Year 2005. The decrease in cash used by investing activities was primarily the result of the absence of Fiscal Year 2005 costs of the Chevys Acquisition of $76.2 million (net of cash acquired of $3.9 million) reduced by an increase in additions to property and equipment of $0.7 million. We had net cash used in investing activities of $98.9 million for Fiscal Year 2005 compared with net cash provided by investing activities of $3.2 million for Fiscal Year 2004. The increase in cash used by investing activities was primarily the result of the costs of the 2005 Chevys Acquisition of $76.2 million (net of cash acquired of $3.9 million), an increase in additions to property and equipment of $14.2 million and a decrease in proceeds from the sale of property of $12.5 million, as we had a sale-leaseback transaction in 2004 which generated approximately $12.1 million in net proceeds.

We expect to make capital expenditures totaling approximately $29.3 million in Fiscal Year 2007. Approximately $3.5 million is expected to be spent on restaurant remodels and refurbishment and approximately $13.7 million is expected to be used to build or complete the building of eight new El Torito, El Torito Grill or Chevys restaurants. We expect pre-opening expenses associated with these new restaurants to total approximately $1.6 million. We expect Fiscal Year 2007 capital expenditures for information technology to be approximately $2.3 million, including approximately $1.5 million for restaurant point of sale and back office equipment.. In 2007, we will move the existing manufacturing facility of Real Mex Foods to a new, larger, location and expect the cost to finish out and equip the new facility to be approximately $3.3 million. Maintenance capital expenditures for our restaurants are expected to be approximately $6.5 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash used in financing activities of $12.8 million for Fiscal Year 2006 Combined compared with net cash provided by financing activities of $71.7 million in Fiscal Year 2005. The increase in net cash used by financing activities was primarily due to the absence of the issuance of the $75.0 million senior secured note issued in Fiscal Year 2005. In Fiscal Year 2006 Combined, cash was provided by borrowings under our line of credit of $8.0 million and cash was used to pay our parent a $10.0 million dividend, pay financing costs of $0.9 million and repay principal on outstanding debt of $10.3 million, $10.0 million of which was associated with the amendment and restatement of the $75.0 million senior unsecured note to a $65.0 million senior unsecured note. We had net cash provided by financing activities of $71.7 million for Fiscal Year 2005 compared with net cash used in financing activities of $16.4 million for Fiscal Year 2004. The increase in net cash provided by financing activities was primarily attributable to the 2005 issuance of a $75.0 million senior unsecured note in connection with the Chevys Acquisition which was reduced by $3.0 million in financing costs attributable to the issuance of the note.

Debt and Other Obligations

On March 31, 2004, we sold $105.0 million aggregate principal amount of our senior secured notes. At the closing of the sale of our senior secured notes, we used the proceeds from the sale of these notes and the sale-leaseback transaction to repay term loans then outstanding under our prior credit facility of $70.2 million and subordinated notes of $44.4 million in full, and entered into a new senior secured credit facility. In connection with the retirement of our term loans then outstanding, we took a charge of $4.7 million consisting of deferred financing costs and discounts on the retired debt and termination of an interest rate swap agreement at a cash cost of $0.2 million. As a result of the Merger and under purchase accounting rules we recorded $4.2 million of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value.

Senior Secured Revolving Credit Facility. On March 31, 2004, the Company retired the then existing revolving credit and term loan agreement and entered into a new amended and restated revolving credit agreement providing for $30.0 million of senior secured credit facilities with a lead bank acting as Lead Arranger and Administrative Agent. The revolving credit agreement included a $15.0 million letter of credit facility and a $15.0 million revolving credit facility that could be used for letters of credit.

On October 5, 2006, the Company entered into an amended and restated revolving credit facility, pursuant to which its existing $15.0 million revolving credit facility and $15.0 million letter of credit facility, was increased to a $15.0 million revolving credit facility (the “Old Senior Secured Revolving Credit Facility”) and a $25.0 million letter of credit facility (the “Old Senior Secured Letter of Credit Facility”, together with the Old Senior Secured Revolving Credit Facility, the “Old Senior Secured Revolving Credit Facilities”) maturing on October 5, 2008, pursuant to which the Lenders agreed to make loans and issue letters of credit to the Company and its subsidiaries, all of the proceeds of which were to be used for working capital purposes. Bank of Montreal acted as administrative agent with respect to the old Senior Secured Revolving Credit Facilities.

On January 29, 2007, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Old Senior Secured Revolving Credit Facilities were refinanced with a new Agent and Administrative Agent, General Electric Capital Corporation, and a new $15.0 million revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and $25.0 letter of credit facility (the “New Senior Secured Letter of Credit Facility”, together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009, were put into place, pursuant to which the Lenders agree to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the Obligations.  Interest on the New Senior Secured Revolving Credit Facilities accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement.  The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions.  In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay down existing revolving borrowings under the Old Senior Secured Revolving Credit Facility.

Our New Senior Secured Revolving Credit Facilities contain various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. We are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity. Pursuant to the terms of the Senior Secured Revolving Credit Facility, cash flow ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

The Company was in compliance with all specified financial and other covenants under the Old Senior Secured Revolving Credit Facilities at December 31, 2006.

Senior Unsecured Credit Facility. . On January 11, 2005, we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an amended and restated senior unsecured credit facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of December 31, 2006, the interest rate on the New Senior Unsecured Credit Facility’s term loan was 10.35%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.00 to 1.00 for the fiscal quarter ending on or prior to December 31, 2006,  (ii) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (iii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior

Unsecured Credit Facility, the interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at December 31, 2006.

Senior Secured Notes due 2010. Interest on our senior secured notes accrues at a rate of contract rate of 10% per annum. (The current interest rate is 10.25% as in Fiscal Year 2005 the Company exceeded the capital expenditure limit under the indenture governing the Notes and as a result is required to pay interest at a rate of 10.25% for the period April 1, 2006 through March 31, 2007, a 0.25% increase in the stated rate. Exceeding this capital expenditure limit does not constitute a default with respect to the notes or the indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after April 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at December 31, 2006.

We can redeem our senior secured notes on or after April 1, 2007, except that we may redeem up to 35% of our senior secured notes before April 1, 2007 with the proceeds of one or more public equity offerings. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

On June 9, 2004, we filed a registration statement with respect to notes having substantially identical terms as our senior secured notes, as part of an offer to exchange registered notes for these notes. We completed the exchange offer for 100% of our senior secured notes on June 7, 2005.

On September 19, 2006, the Company  commenced a change of control offer (the “Offer”) to purchase any or all of its notes that remain outstanding under the indenture dated March 31, 2004 (the “Indenture”) by and among the Company, the guarantors thereto and Wells Fargo Bank, National Association, as trustee. The Offer was made pursuant to Section 4.15 of the Indenture as the Merger constituted a “change of control” under the Indenture. In accordance with the terms of the Indenture, the Company offered to repurchase the notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes or portion of notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, the date of payment, upon the terms and subject to the conditions of the Offer. The offer expired on October 19, 2006. No notes were tendered pursuant to the offer and as of the expiration date of the Offer, $105 million aggregate principal amount of notes remained outstanding.

As a result of the Merger and under purchase accounting rules we recorded $4.2 million of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value. The premium will be amortized to interest expense over the remaining life of the debt.

Mortgage. Concurrently with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 31, 2006, the principal amount due on the mortgage was $0.7 million.

Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. The remaining capital lease obligations have a weighted-average interest rate of 9.4%. As of December 31, 2006, the principal amount due relating to capital lease obligations was $1.0 million. Principal and interest payments on the capital lease obligations are due monthly and range from $750 to $7,000 per month. The capital lease obligations mature between 2007 and 2025.

The following tables represent our contractual commitments as of December 31, 2006 associated with obligations under debt agreements, other obligations discussed above and from our operating leases:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Contractual Obligations - Actual
Long Term Debt Obligations(1)	$179,109	$8,401	$192	$170,166	$350
Capital Lease Obligations	1,388	313	561	159	355
Operating Lease Obligations(2)	253,827	39,400	71,250	52,593	90,584
Purchase Obligations	23,786	23,786	—	—	—

Total	$458,110	$71,900	$72,003	$222,918	$91,289

(1)                                  Includes our senior secured notes, unsecured term loan, Old Senior Secured Revolving Credit Facility and an obligation to a vendor.

(2)                                  In addition to the base rent, many of our leases contain percentage rent clauses, which obligate us to pay additional rents based on a percentage of sales, when sales levels exceed a contractually defined base. We recorded such additional rent expenses of $2,661 in Fiscal Year 2006 Combined, $2,517 in Fiscal Year 2005 and $2,218 in Fiscal Year 2004. Operating Lease Obligations do not reflect potential renewals or replacements of expiring leases.

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

Critical Accounting Policies

Our Company’s accounting policies are fully described in Note 4 of the Consolidated Financial Statements. As disclosed in Note 4, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to property and equipment, impairment of long-lived assets, valuation of goodwill, self-insurance reserves, income taxes and revenue recognition. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

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

During Fiscal Year 2006 Combined, Fiscal Year 2005 and Fiscal Year 2004, our management determined that certain identified property and equipment was impaired. Management wrote the property down by $1.2 million, $0.6 million and $0.2 million, respectively, to its estimated fair value by increasing accumulated depreciation and amortization and recording a loss on impairment of property and equipment.

Valuation of Goodwill

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Management performs its annual impairment test during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We consider the reporting unit level to be the Company level, as the components (e.g., brands) within our Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, our management determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Factors that could change the result of our goodwill impairment test include, but are not limited to, different assumptions used to forecast future revenues, expenses, capital expenditures and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flows is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair values. A variance in the discount rate could have a significant impact on the valuation of the goodwill for purposes of the impairment test. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to the economic environment on our customer base or a material negative change in relationships with our customers. Our annual impairment tests of goodwill were performed as of August 21, 2006, in conjunction with the fair market valuation of the assets acquired in the Merger, and it was determined that the recorded amounts for goodwill are recoverable and that no impairment existed.

Self-Insurance

Our business is primarily self-insured for workers’ compensation and general liability costs. Our recorded self-insurance liability is determined actuarially based on claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of ultimate losses is subject to a high degree of variability. Sources of this variability are numerous and include, but are not limited to, future economic conditions, court decisions and legislative actions. Our workers’ compensation future funding estimates anticipate no change in the benefit structure. Statutory changes could have a significant impact on future claim costs.

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

Income Taxes

Our Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realizable in future periods. We have significant deferred tax assets, which are subject to periodic recoverability assessments. In accordance with SFAS No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No valuation allowance has been provided for at December 31, 2006. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry-forwards. The tax benefits recorded in Fiscal Years 2005 and 2004 are related to the reduction of our valuation allowance related to our net deferred tax assets.

The purchase accounting adjustments for the Chevys Acquisition have not been fully reflected in the deferred tax balances as of December 31, 2006 as the final tax returns for the seller, Chevy’s Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carry-forwards at the date of acquisition. Upon completion of the sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future.

 In evaluating future taxable income for valuation allowance purposes as of December 31, 2006, we concluded that it was appropriate to consider only income expected to be generated in fiscal years 2007, 2008 and 2009. We may be required to adjust the allowance, if, based on estimates of future income, we conclude that a valuation allowance is warranted. An increase in the valuation allowance would result in a corresponding charge to income tax expense in the period the allowance is increased.

Revenue Recognition

Revenues from the operation of Company-owned restaurants are recognized when sales occur. Fees from franchised and licensed restaurants are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned. Real Mex Foods’ revenues from sales to outside customers are recognized upon delivery, when title transfers to the customer, and are included in other revenues.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. The adoption of SFAS No. 158 will have no effect upon the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of Fiscal Year 2008. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of Fiscal Year 2007. The Company believes the impact of the adoption of this statement will not have a material effect on its consolidated financial statements.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in Fiscal Year 2006 Combined, Fiscal Year 2005 and Fiscal Year 2004 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of February 19, 2007, we had borrowings of $11.2 million outstanding under our New Senior Secured Revolving Credit Facility. As of February 19, 2007, we have $65.0 million outstanding under our New Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates as of February 19, 2007 would have a net after tax impact of $0.4 million on our earnings in Fiscal Year 2007, in addition to its effect on cash flows.

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

`ITEM 8.                                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements are set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Real Mex Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Real Mex Restaurants, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period August 21, 2006 to December 31, 2006 (the “Successor Period”) subsequent to the acquisition of the Company by RM Restaurant Holding Corp., a majority owned subsidiary of Sun Cantinas LLC. We have also audited the consolidated balance sheet of the Company as of December 25, 2005 and the consolidated statements of operations, stockholders’ equity, and cash flows for the periods ended December 26, 2005 through August 20, 2006, and the years ended December 25, 2005 and December 26, 2004 (the “Predecessor Periods”), prior to the acquisition of the Company by RM Restaurant Holding Corp. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and December 25, 2005, and the related results of their operations and their cash flows for the Successor and Predecessor Periods, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for Share Based Payments in accordance with Statements of Accounting Financial Standards No. 123 (revised 2004) on December 26, 2005.

/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2007

Real Mex Restaurants, Inc.
Consolidated Balance Sheets
(In Thousands, Except For Share Data)

	Successor	Predecessor
	December 31, 2006	December 25, 2005

Assets
Current assets:
Cash and cash equivalents	$2,710	$14,871
Trade receivables, net	8,604	8,265
Other receivables	1,572	2,289
Related party receivables	3,591	—
Inventories	10,565	9,977
Prepaid expenses and other current assets	6,037	5,268
Current portion of favorable lease asset, net	4,910	—
Deferred tax asset	8,265	3,454
Total current assets	46,254	44,124

Property and equipment, net	90,802	82,592
Goodwill, net	277,461	157,267
Deferred charges	3,939	6,354
Deferred tax asset	1,149	14,097
Favorable lease asset, long-term portion, net	19,827	—
Other assets	7,703	6,455
Total assets	$447,135	$310,889

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,354	$26,227
Accrued self-insurance reserves	15,877	15,916
Accrued compensation and benefits	15,576	11,845
Other accrued liabilities	18,469	12,272
Related party payables	—	228
Current portion of long-term debt	9,573	117
Current portion of capital lease obligations	224	210
Total current liabilities	83,073	66,815

Long-term debt, less current portion	173,345	180,717
Capital lease obligations, less current portion	763	987
Other liabilities	5,877	11,786
Total liabilities	263,058	260,305

Commitments and contingencies	—	—

Stockholders’ equity:
Redeemable Cumulative Compounding Preferred Stock:
Series A, 12 1/2% — 18,240 shares issued and outstanding at December 25, 2005; liquidation preference of $35,646 at December 25, 2005;	—	35,646
Series B, 13.5% — 12,323 shares issued and outstanding at December 25, 2005; liquidation preference of $25,365 at December 25, 2005;	—	25,365
Series C, 15% — 17,478 shares issued and outstanding at December 25, 2005; liquidation preference of $58,080 at December 25, 2005;	—	58,080
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at December 31, 2006; 2,000,000 shares authorized and 316,290 shares issued and outstanding at December 25, 2005;	—	—
Warrants	—	4,027
Additional paid-in capital	199,124	16,203
Accumulated deficit	(15,047)	(88,737)
Total stockholders’ equity	184,077	50,584
Total liabilities and stockholders’ equity	$447,135	$310,889

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Consolidated Statements of Operations

	Successor	Predecessor
	August 21,	December 26,
	2006 to	2005 to
	December 31,	August 20,	December 25,	December 26,
	2006	2006	2005	2004
	(In Thousands)
Revenues:
Restaurant revenues	$179,630	$351,591	$510,013	$314,157
Other revenues	11,094	18,358	20,532	10,787
Franchise revenues	1,374	2,603	3,751	1,866
Total revenues	192,098	372,552	534,296	326,810

Costs and expenses:
Cost of sales	50,359	94,873	137,171	80,839
Labor	67,729	125,748	186,390	118,888
Direct operating and occupancy expense	47,651	86,937	130,603	76,760
General and administrative expense	11,414	18,893	28,346	17,725
Depreciation and amortization	8,505	12,230	18,498	11,837
Amortization of favorable lease asset and unfavorable lease liability, net	1,818	—	—	—
Legal settlement costs	19	4,180	763	—
Merger costs	307	9,434	—	—
Pre-opening costs	917	910	524	295
Loss on impairment of property and equipment	—	1,197	568	167

Operating income	3,379	18,150	31,433	20,299

Other income (expense):
Interest expense	(10,481)	(16,005)	(22,973)	(12,528)
Casualty gain	—	—	—	997
Debt termination costs	—	—	—	(4,677)
Other (expense) income, net	(1,136)	642	217	455

Total other expense, net	(11,617)	(15,363)	(22,756)	(15,753)

(Loss) income before income tax provision	(8,238)	2,787	8,677	4,546
	—
Income tax (benefit) provision	(3,191)	1,307	(4,709)	(9,070)

Net (loss) income before redeemable preferred stock accretion	(5,047)	1,480	13,386	13,616

Redeemable preferred stock accretion	—	(10,126)	(14,583)	(11,862)

Net (loss) income attributable to common stockholders	$(5,047)	$(8,646)	$(1,197)	$1,754

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Stockholders’ Equity
 (in thousands, except for share data)

	Predecessor
	Series A Redeemable	Series B Redeemable	Series C and Series D Redeemable				Notes Receivable	Additional
	Preferred	Preferred	Preferred	Common Stock			From	Paid-in	Accumulated
	Stock	Stock	Stock	Shares	Amount	Warrants	Stockholders	Capital	Deficit	Total
Balance at December 28, 2003	$26,419	$18,520	$40,416	275,103	$1	$4,027	$(484)	$16,255	$(89,293)	$15,861
Redemption of Series A Redeemable Preferred Stock	(35)	—	—	—	—	—	—	—	—	(35)
Redemption of Series B Redeemable Preferred Stock	—	(24)	—	—	—	—	—	—	—	(24)
Repurchase of common stock	—	—	—	(580)	—	—	—	(53)	—	(53)
Interest receivable increase on stockholder notes	—	—	—	—	—	—	22	—	—	22
Payment from stockholders on notes receivable	—	—	—	—	—	—	462	—	—	462
Accretion on redeemable preferred stock	3,260	2,474	6,128	—	—	—	—	—	(11,862)	—
Net Income	—	—	—	—	—	—	—	—	13,616	13,616
Balance at December 26, 2004	29,644	20,970	46,544	274,523	1	4,027	—	16,202	(87,539)	29,849
Redemption of Series A Redeemable Preferred Stock	2064	—	—	—	—	—	—	—	—	2,064
Redemption of Series B Redeemable Preferred Stock	—	1,393	—	—	—	—	—	—	—	1,393
Issuance of Series C Redeemable Preferred Stock	—	—	3,892	—	—	—	—	—	—	3,892
Issuance of common stock	—	—	—	41,767	(1)	—	—	1	—
Accretion on redeemable preferred stock	3,938	3,002	7,644	—	—	—	—	—	(14,584)	—
Net income	—	—	—	—	—	—	—	—	13,386	13,386
Balance at December 25, 2005	35,646	25,365	58,080	316,290	—	4,027	—	16,203	(88,737)	50,584
Issuance of Series A Redeemable Preferred Stock	1,897	—	—	—	—	—	—	—	—	1,897
Issuance of Series B Redeemable Preferred Stock	—	1,433	—	—	—	—	—	—	—	1,433
Issuance of Series D Redeemable Preferred Stock	—	—	2,352	—	—	—	—	—	—	2,352
Tax benefit from employee stock option exercise	—	—	—	—	—	—	—	1,800	—	1,800
Accretion on redeemable preferred stock	2,861	2,177	5,089	—	—	—	—	—	(10,127)	—
Net income	—	—	—	—	—	—	—	—	1,480	1,480
Balance at August 20, 2006	$40,404	$28,975	$65,521	316,290	$—	$4,027	$—	$18,003	$(97,384)	$59,546

	Successor
	Series A Redeemable	Series B Redeemable	Series C Redeemable				Notes Receivable	Additional
	Preferred	Preferred	Preferred	Common Stock			From	Paid-in	Accumulated
	Stock	Stock	Stock	Shares	Amount	Warrants	Stockholders	Capital	Deficit	Total
Initial capitalization of the Company, August 21, 2006	$—	$—	$—	1,000	$—	$—	$—	$199,124	$—	$199,124
Dividend distribution to parent	—	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	—	(5,047)	(5,047)
Balance at December 31, 2006	$—	$—	$—	1,000	$—	$—	$—	$199,124	$(15,047)	$184,077

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows

	Successor	Predecessor
	August 21, 2006 to	December 26, 2005 to
	December 31, 2006	August 20, 2006	December 25, 2005	December 26, 2004
Operating activities
Net (loss) income	$(5,047)	$1,480	$13,386	$13,616
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,505	12,230	18,498	11,837
Amortization of:
Favorable lease asset and unfavorable lease liability, net	1,818	—	—	—
Deferred financing	2,286	1,179	1,712	929
Debt discount	—	—	—	114
Loss (gain) on disposal of property and equipment	706	(19)	(204)	(384)
Impairment of property and equipment	—	1,197	568	167
Tax benefit from employee stock option exercise	—	1,800	—	—
Debt termination costs	—	—	—	4,247
Casualty gain	—	—	—	(997)
Deferred tax asset	(3,218)	(1,108)	(4,812)	(9140)
Changes in operating assets and liabilities:
Trade and other receivables	1,449	(1,071)	(2,473)	346
Inventories	(553)	(35)	(1,979)	(1058)
Prepaid expenses and supplies	(328)	(1,525)	(336)	(113)
Related party receivable	(3,591)	—	—	—
Deferred charges, net	(80)	(301)	(25)	(48)
Other assets	(107)	912	196	(3003)
Accounts payable and accrued liabilities	(5,303)	11,400	5,403	4,670
Other liabilities	629	1,484	1,472	96
Net cash (used in) provided by operating activities	(2,834)	27,623	31,406	21,279

Investing activities
Additions to property and equipment	(11,080)	(13,050)	(23,408)	(9,982)
Chevys Acquisition, net of cash acquired of $3,913	—	—	(76,165)	—
Net proceeds from disposal of property	—	—	683	13,170

Net cash(used in) provided by investing activities	(11,080)	(13,050)	(98,890)	3,188

Financing activities
Net borrowing under line of credit	7,950	—	—	—
Borrowings under long-term debt agreements	437	—	75,000	105,000
Payments of long-term debt and capital leases	(10,148)	(174)	(288)	(116,064)
Repurchase of common stock	—	—	—	(53)
Redemption of Series A Redeemable Preferred Stock	—	—	—	(35)
Redemption of Series B Redeemable Preferred Stock	—	—	—	(24)
Payment of financing costs	(885)	—	(3,047)	(5,690)
Payments received on stockholder loans for stock subscription notes	—	—	—	462
Interest receivable decrease on stockholder loans	—	—	—	22
Distribution to stockholder	(10,000)	—	—	—
Net cash (used in) provided by financing activities	(12,646)	(174)	71,665	(16,382)
Net (decrease) increase in cash and cash equivalents	(26,560)	14,399	4,181	8,085

Cash and cash equivalents at beginning of period	29,270	14,871	10,690	2,605
Cash and cash equivalents at end of period	$2,710	$29,270	$14,871	$10,690

Supplemental disclosure of cash flow information
Interest paid	$11,225	$11,405	$20,999	$9,639
Income taxes paid	$17	$44	$323	$70

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$—	$5,682	$7,349	$—
Deferral of gain on sale-leaseback recorded in other liabilities	$—	$—	$—	$3,927
In-kind interest transferred to debt	$—	$—	$—	$407

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

(Dollars in thousands, except share amounts)

1. Description of Business

Real Mex Restaurants, Inc., (together with its subsidiaries, the “Company”) (successor in merger with RM Integrated, Inc. and a wholly owned subsidiary of RM Restaurant Holding Corp.) is a Delaware corporation and was formed on May 15, 1998, to acquire the stock of Acapulco Restaurants, Inc. (Acapulco). Effective February 24, 2004, the Company changed its name from Acapulco Acquisition Corp. to Real Mex Restaurants, Inc.

The Company is engaged in the business of owning and operating restaurants, primarily under the names El Torito®, Acapulco Mexican Restaurant Y Cantina® and Chevys Fresh Mex®. At December 31, 2006, the Company, primarily through its major subsidiaries (El Torito Restaurants, Inc., Chevys Restaurants LLC and Acapulco Restaurants, Inc.), owned and operated 195 restaurants, of which 161 were in California and the remainder in 12 other states. The Company’s other major subsidiary, Real Mex Foods, Inc. (RMF), provides internal production, purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers.

Basis of Presentation

The Company prior to August 21, 2006 is referred to as the “Predecessor” and after August 20, 2006 is referred to as the “Successor”.

The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2006 was December 31, 2006, in 2005 was December 25, 2005 and in 2004 was December 26, 2004. The accompanying consolidated balance sheets present the Company’s financial position as of December 31, 2006 and December 25, 2005. The accompanying consolidated statements of operations, stockholders’ equity and cash flows present the 19 week Successor Period from August 21, 2006 to December 31, 2006, the 34 week Predecessor Period from December 25, 2005 to August 20, 2006 and the 52 week Predecessor Periods ended December 25, 2005 and December 26, 2004.

2. Acquisition of the Company

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”).  The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).  On August 18, 2006, the stockholders of the Company entitled to vote thereon approved the Merger Agreement.  On August 21, 2006 (the “Effective Time”), the closing of the Merger Agreement occurred, and RM Integrated merged with and into Real Mex Restaurants, Inc. (the “Merger”), with Real Mex Restaurants, Inc. continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding.

The net purchase price was $199.1 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus a $2.8 million working capital adjustment and direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $7.6 million. Pursuant to the Merger Agreement, $6.0 million of the Merger consideration is being held in escrow and the purchase price is subject to adjustment based on certain other adjustments.  As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of the Company was converted into the right to receive a portion of the purchase price, and all Company options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding.  Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling stockholder of the Company.  As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

The following table presents the preliminary allocation of the purchase price, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values:

Cash and cash equivalents	$29,270
Trade and other accounts receivable	11,625
Inventories	10,012
Other current assets	5,676
Property and equipment	88,997
Deferred tax asset	6,196
Other assets	39,697
Goodwill	277,460
Total assets acquired	468,933

Accounts payable and accrued liabilities	20,881
Long-term debt	185,666
Other liabilities	63,264
Total liabilities assumed	269,811
Net assets acquired	$199,122

The Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of the merger. The allocation of the purchase price is a preliminary estimate as the determination of the fair market values of the assets acquired and the liabilities assumed has not been finalized. The Company attributes the goodwill associated with the Merger to the historical financial performance and the anticipated future performance of the Company’s operations.

3. Chevys Acquisition

On January 11, 2005, the Company, through its subsidiary Chevys Restaurants LLC, purchased substantially all of the assets of Chevys, Inc. and certain of its subsidiaries (the Sellers) out of the Sellers’ Chapter 11 bankruptcy proceeding, including 69 Chevys Fresh Mex® restaurants and five Fuzio Universal Pasta® restaurants (the “Chevys Acquisition”). In addition, the Company assumed franchise agreements for 37 franchised Chevys Fresh Mex restaurants and five franchised Fuzio Universal Pasta restaurants. The purchase price consisted of approximately $76.2 million in cash and the assumption of approximately $10.0 million in net negative working capital, approximately $6.3 million of letters of credit and approximately $0.8 million under a mortgage. In addition, the Company issued to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers, shares of the Company’s equity securities. The Company financed the transaction with $75.0 million in unsecured debt financing, the proceeds of which were used to fund a portion of the purchase price and a portion of the approximately $4.2 million of fees and expenses related to the transaction.

The following table presents the preliminary allocation of the purchase price including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values:

Cash and cash equivalents	$3,913
Trade accounts receivable	2,641
Inventories	1,382
Other current assets	1,178
Property and equipment	42,312
Deferred tax asset	4,364
Other assets	3,386
Goodwill	58,350
Total assets acquired	117,526

Accounts payable and accrued liabilities	19,162
Other liabilities	2,416
Total liabilities assumed	21,578
Net assets acquired	$95,948

These transactions were accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of the acquisition. The fair market value was determined by an independent valuation company. The Company is currently determining the amount, if any, of any additional tax benefits that may have been acquired in the Chevys Acquisition.  Any change will impact the overall purchase price only.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the Chevys Acquisition had occurred on December 27, 2004 (the first day of fiscal year 2005):

Predecessor (unaudited)
December 27, 2004 to December 25, 2005
Total revenues	$542,318
Net income before redeemable preferred stock accretion	13,092

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Chevys Acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Summary of Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances in bank accounts and investments with a maturity of three months or less at the time of purchase.

Receivables

Receivables consist primarily of amounts due from credit card companies, outside customers of RMF and franchisees. Receivables from credit card companies are generally settled in the week following the transaction date. Receivables from RMF’s outside customers are generally collected within 30 days of the date of the sale and receivables from franchisees are generally collected within 21 days following the close of the royalty period. Receivables are stated net of an allowance for doubtful accounts of $295 and $284 at December 31, 2006 and December 25, 2005, respectively.

Inventories

Inventories, consisting primarily of food and beverages, are carried at the lower of cost (first-in, first-out method) or market.

Supplies and Expendable Equipment

The initial purchase of supplies and expendable equipment, when a restaurant is first opened, such as china, glass and silverware, is capitalized and depreciated over a period of 5 years. Replacements of supplies and expendable equipment are expensed.

Pre-Opening Costs

Pre-opening costs incurred with the start-up of a new restaurant, or the conversion of an existing restaurant to a different concept, are expensed as incurred.

Property and Equipment

Property and equipment is depreciated over its estimated useful life using the straight-line method for financial reporting purposes. Costs of leasehold rights and improvements and assets held under capital leases are amortized on the straight-line basis over the shorter of the estimated useful lives of the assets or the non-cancelable term of their underlying leases.

Depreciation and amortization expense includes the amortization of assets held under capital leases.

Goodwill

The Company accounts for goodwill under Statement of Financial Accounting Standards (SFAS) No. 142. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test during the last quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company considers the reporting unit level to be the Company-level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. The Company calculates the fair value of a reporting unit using the discounted cash flow method. Under this method, the fair market value of the reporting unit is estimated based upon discounting the future available debt-free net cash flows to present value at an appropriate rate of return. This approach represents a quantification of the future dividend paying capacity of the business being appraised. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

The Company performed an initial annual assessment of impairment of goodwill by applying fair-value based tests as of and on Merger date and has determined that no impairment existed as of December 31, 2006.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During Successor Period from August 21, 2006 through December 31, 2006 management recorded no impairment. During the Predecessor Period from December 26, 2006 to August 20, 2006, and the Predecessor years ended December 25, 2005 and December 26, 2004, management of the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $1,197, $568 and $167, respectively, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired.

Liquor Licenses

Transferable liquor licenses, which have a market value, are carried at the lower of aggregate acquisition cost or market and are not amortized.

Favorable Lease Asset and Unfavorable Lease Liability

Favorable lease asset represents the asset in excess of the approximate fair market value of the leases assumed as of August 21, 2006, the date of acquisition of the Company. The amount is being amortized over the remaining primary term of the underlying leases.

Unfavorable lease liability represents the liability in excess of the approximate fair market value of the leases assumed as of August 21, 2006, the date of acquisition of the Company. The amount is being amortized over the remaining primary term of the underlying leases. Unfavorable lease liabilities are recorded in other accrued expenses (short-term portion) and other liabilities (long-term portion).

The following table shows the estimated amortization expense for the years after December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter

Favorable lease asset	$5,053	$4,195	$3,332	$2,500	$1,832	$5,784
Unfavorable lease liability	(688)	(674)	(556)	(449)	(312)	(522)

Net amortization expense	$4,365	$3,521	$2,776	$2,051	$1,520	$5,262

Deferred Charges

Deferred charges at December 31, 2006 consists of deferred financing costs of $2,894 related to the sale of $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010, $534 related to the $65,000 Senior Unsecured Credit Facility maturing on December 31, 2008, $287 related to the $40,000 Senior Secured Revolving Credit Facilities and $224 of charges related to site selection and the acquisition of leases. Amounts capitalized related to financing costs are amortized over the lives of the respective long-term borrowings using the effective-interest method and are included in interest expense in the accompanying consolidated statements of operations. Amounts capitalized related to leases are amortized over the primary term of their respective leases and are included in occupancy expense in the accompanying statements of operations. The following table shows the estimated amortization expense for the years after December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter

Financing, site selection and lease acquisition costs	$1,246	$1,205	$1,076	$339	$10	$63

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

Self Insurance

The Company is self-insured for most workers’ compensation and general liability losses (collectively “casualty losses”). The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The recorded liability associated with these programs is based on an estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions.

Gift Certificates and Gift Cards

The Company records deferred revenue, included in accounts payable, for gift certificates and gift cards outstanding until they are redeemed.

Segment Information

The Company operates 195 restaurants through its three restaurant operating subsidiaries, providing similar products to similar customers. These restaurants possess similar economic characteristics resulting in similar long-term expected financial characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based upon its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its 195 operating restaurants into a single reporting segment called restaurant operations.

Promotion and Advertising Expense

The cost of promotion and advertising is expensed as incurred. The Company incurred $4,497, $6,713, $10,665 and $5,728 in promotion and advertising expense during the 19 week Successor Period from August 21, 2006 to December 31, 2006, the 34 week Predecessor Period December 26, 2005 to August 20, 2006 and Predecessor years ended December 25, 2005 and December 26, 2004, respectively.

Operating Leases

The Company accounts for operating leases on the straight-line basis in accordance with SFAS No. 13, “Accounting for Operating Leases.” The Company leases restaurant and office facilities that have terms with expirations in 2007 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues. At December 31, 2006 and December 25, 2005, deferred rent equaled $586 and $3,948, respectively, which is included in other long-term liabilities.

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

Fair Value of Financial Instruments

The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The estimated fair value of the Senior Secured Notes due 2010 (as defined in Note 7) at December 31, 2006, based on quoted market prices, was $110,775. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term.

As a result of the Merger and under purchase accounting rules we recorded $4.2 million of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value. The premium will be amortized to interest expense over the remaining life of the debt.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS No. 158). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the Company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the Company’s fiscal year-end. The adoption of SFAS No. 158 will have no effect upon the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2008. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The provisions are effective for the Company beginning in the first quarter of fiscal year 2007. The Company believes the impact of the adoption of this statement will not have a material effect on its consolidated financial statements.

5. Property and Equipment

Property and equipment consists of the following:

	Successor	Predecessor
	December 31, 2006	December 25, 2005
Land and land improvements	$4,560	$1,855
Buildings and improvements	1,762	4,364
Furniture, fixtures and equipment	39,176	68,438
Leasehold improvements and leasehold rights	64,430	90,936
	109,928	165,593
Less accumulated depreciation and amortization	(19,126)	(83,001)
	$90,802	$82,592

6. Accounts Payable and Other Accrued Liabilities

Accounts payable consist of the following:

	Successor	Predecessor
	December 31, 2006	December 25, 2005
Trade accounts payable	$19,750	$22,759
Gift cards and gift certificates	3,604	3,468
	$23,354	$26,227

Other accrued liabilities consist of the following:

	Successor	Predecessor
	December 31, 2006	December 25, 2005
Rent and occupancy expenses	$1,572	$1,444
Sales taxes	4,919	4,088
Accrued interest	3,331	2,939
Related party payables	—	228
Other	8,647	3,801
	$18,469	$12,500

7. Long-Term Debt

Long-term debt consists of the following:

	Successor	Predecessor
	December 31, 2006	December 25, 2005
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	3,809	—
Senior Secured Revolving Credit Facility	7,950	—
Senior Unsecured Credit Facility	65,000	75,000
Mortgage	711	771
Other	448	63
	182,918	180,834

Less current portion	(9,573)	(117)

	$173,345	$180,717

Senior Secured Notes due 2010. On March 31, 2004, we sold $105.0 million aggregate principal amount of our senior secured notes (the “Notes”). At the closing of the sale of our senior secured notes, we used the proceeds from the sale of these notes and the sale-leaseback transaction to repay term loans then outstanding under our prior credit facility of $70.2 million and subordinated notes of $44.4 million in full, and entered into a new senior secured credit facility. In connection with the retirement of our term loans then outstanding, we took a charge of $4.7 million consisting of deferred financing costs and discounts on the retired debt and termination of an interest rate swap agreement at a cash cost of $0.2 million.

Interest on the notes accrues at a rate of contract rate of 10% per annum. (The current interest rate is 10.25% as, in fiscal year 2005, the Company exceeded the capital expenditure limit under the indenture governing the notes and as a result is required to pay interest at a rate of 10.25% for the period April 1, 2006 through March 31, 2007, a 0.25% increase in the stated rate. Exceeding this capital expenditure limit did not constitute a default with respect to the notes or the indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our notes. Our notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after April 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the notes indenture at December 31, 2006.

We can redeem our notes on or after April 1, 2007, except that we may redeem up to 35% of our notes before April 1, 2007 with the proceeds of one or more public equity offerings. We are required to redeem our notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our notes.

On June 9, 2004, we filed a registration statement with respect to notes having substantially identical terms as our notes, as part of an offer to exchange registered notes for these notes. We completed the exchange offer for 100% of our Notes on June 7, 2005.

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

As a result of the Merger and under purchase accounting rules we recorded $4.2 million of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value. The premium will be amortized to interest expense over the remaining life of the debt.

Senior Secured Revolving Credit Facility. On March 31, 2004, the Company retired the then existing revolving credit and term loan agreement and entered into a new amended and restated revolving credit agreement providing for $30.0 million of senior secured credit facilities with a lead bank acting as Lead Arranger and Administrative Agent. The revolving credit agreement included a $15.0 million letter of credit facility and a $15.0 million revolving credit facility that could be used for letters of credit.

On October 5, 2006, the Company entered into an amended and restated revolving credit facility, pursuant to which its existing $15.0 million revolving credit facility and $15.0 million letter of credit facility, was increased to a $15.0 million revolving credit facility (the “Old Senior Secured Revolving Credit Facility”) and a $25.0 million letter of credit facility (the “Old Senior Secured Letter of Credit Facility”, together with the Old Senior Secured Revolving Credit Facility, the “Old Senior Secured Revolving Credit Facilities”) maturing on October 5, 2008, pursuant to which the Lenders agreed to make loans and issue letters of credit to the Company and its subsidiaries, all of the proceeds of which were to be used for working capital purposes. Bank of Montreal acted as administrative agent with respect to the old Senior Secured Revolving Credit Facilities.

On January 29, 2007, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Old Senior Secured Revolving Credit Facilities were refinanced with a new agent and administrative agent, General Electric Capital Corporation, and a new $15.0 million revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and $25.0 letter of credit facility (the “New Senior Secured Letter of Credit Facility”, together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009, were put into place, pursuant to which the lenders agree to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the Obligations.  Interest on the New Senior Secured Revolving Credit Facilities accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement.  The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests in the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay down existing revolving borrowings under the Old Senior Secured Revolving Credit Facility.

The Senior Secured Revolving Credit Facilities contains various affirmative and negative covenants and restrictions, which among other things, requires the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and the Company’s subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The Company is required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity. Pursuant to the terms of the New Senior Secured Revolving Credit Facility, cash flow ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

The Company was in compliance with all specified financial and other covenants under the Old Senior Secured Revolving Credit Facilities at December 31, 2006.

Senior Unsecured Credit Facility. On January 11, 2005, the Company entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration for the Chevys Acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an amended and restated senior unsecured credit facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of December 31, 2006, the interest rate on the New Senior Unsecured Credit Facility’s term loan was 10.35%.

The New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits its and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). The Company is required to maintain certain minimum interest coverage ratios ranging from (i) 2.00 to 1.00 for the fiscal quarter ending on or prior to December 31, 2006, (ii) 2.15 to 1.00 for the fiscal quarters ending on or prior to March 31, 2007 through December 31, 2007, and (iii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, interest coverage ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at December 31, 2006.

Mortgage. Concurrently with the closing of the Chevys Acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 31, 2006, the principal amount due on the mortgage was $0.7 million.

Interest rates for the Company’s long-term debt are shown in the following table:

	Successor	Predecessor
	December 31, 2006	December 25, 2005
Senior Secured Notes due 2010	10.25%	10.00%
Senior Secured Revolving Credit Facilities	8.25%	—
Senior Unsecured Credit Facility	10.35%	14.17%
Mortgage	9.28%	9.28%

In conjunction with the issuance of subordinated notes, the Company issued warrants to purchase 43,773 shares of its Common Stock at an exercise price of $0.01 per share. The warrants were exercisable during the 10-year period following the date of issuance. The value of the warrants of $4,027 was recorded as additional paid-in capital and reduced the carrying value of the subordinated notes. On August 21, 2006, as a result of the Merger and in accordance with the terms of the Merger Agreement, all outstanding warrants were exercised and converted into the right to receive a portion of the Merger consideration.

The maturity of long-term debt for the fiscal years succeeding December 31, 2006, is as follows:

	Principal	Unamortized Debt Premium	Total
2007	$8,401	$1,172	$9,573
2008	120	1,172	1,292
2009	72	1,172	1,244
2010	170,079	293	170,372
2011	87		87
Thereafter	350		350
	$179,109	$3,809	$182,918

8. Capitalization

Common Stock-Successor

The Company is authorized to issue 1,000 shares of common stock. At December 31, 2006, there were 1,000 shares of common stock issued and outstanding.

Common Stock-Predecessor

The Company was authorized to issue 1,000,000 shares of par value $0.001 Class A Common Stock and 1,000,000 shares of par value $0.001 Class B Common Stock. The terms of Class B Common Stock were identical to Class A Common Stock except that the holders of Class B Common Stock had no voting rights, except as provided by law. Each holder of Class B Common Stock had the right to convert any or all shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. At December 25, 2005, there were 300,423 shares issued and outstanding of Class A Common Stock and 15,867 shares issued and outstanding of Class B Common Stock. On August 21, 2006, as a result of the Merger and in accordance with the terms of the Merger Agreement, all of the issued and outstanding common stock was converted into the right to receive a portion of the Merger consideration.

Redeemable Preferred Stock-Predecessor

The Company was authorized to issue 100,000 shares of Preferred Stock. Shares were issued upon approval of the board of directors and all outstanding shares of Preferred Stock were redeemable at any time at the option of the Company, subject to restrictions under certain debt covenants.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) had a liquidation preference of $1 per share and accumulated dividends associated with each share. With respect to dividend rights and rights of liquidation, Series A ranked senior to all classes of Common Stock and Series B. Series B ranked senior to all classes of Common Stock.

Series C 15% Cumulative Compounding Participating Preferred stock (Series C) ranked senior with respect to payment of dividends, liquidation, and redemption to all other series of preferred stock and common stock of the Company. The Series C had a liquidation preference equal to two times the original issue price of $1 per share, plus accreted dividends. As a result of the liquidation preference, the Series C was recorded at liquidation value at the date of issuance. Holders of Series C were entitled to receive, in addition to the liquidation preference, an amount equal to 40% of any amounts that would otherwise be available to the holders of Common Stock in the event of a liquidation or sale of the Company.

Series D 15% Cumulative Compounding Participating Preferred stock (Series D) ranked senior with respect to payment of dividends, liquidation, and redemption to all other series of preferred stock, except Series C, to which it ranked equally, and common stock of the Company. The Series D had a liquidation preference equal to the original issue price plus accreted dividends.

The liquidation preference on the Series A, Series B, Series C and Series D accreted at the stated rates on the liquidation preference value thereof; dividends (representing accreted liquidation preference) were to be paid from legally available funds, when and if declared by the board of directors. Dividends accrued and were payable only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the applicable series of preferred stock. Accretion of the liquidation preference on the redeemable preferred stock is reflected as an increase in the preferred stock values and an increase in the accumulated deficit. Accretion of the liquidation preference on the Redeemable Preferred Stock was  $10,126, $14,583 and $11,862 during the Predecessor Periods of 34 weeks ended August 20, 2006 and years ended December 25, 2005 and December 26, 2004, respectively, and is reflected in the consolidated statements of stockholders’ equity as an increase in the preferred stock values and an increase in the accumulated deficit.

Net income (loss) attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduced net income or increased net loss attributable to common stockholders for the relevant periods.

On August 16, 2006, as partial consideration for the Chevys Acquisition, the Company issued 1,897 of Series A, 1,433 shares of Series B and 1,946 shares of Series D redeemable preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys

Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers. In fiscal year 2005, as partial consideration for the Chevys Acquisition, the Company issued 2,064 of Series A, 1,393 shares of Series B and 3,892 shares of Series C redeemable preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers. There were no preferred shares issued in fiscal year 2004.

On August 21, 2006, as a result of the Merger and in accordance with the terms of the Merger Agreement, all issued and outstanding preferred stock was converted into the right to receive a portion of the Merger consideration.

Stock Option Plans

As a result of the Merger and in accordance with the terms of the Merger Agreement all of the Company’s issued vested and unvested stock options were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices, as applicable. Concurrently with the Merger, the Company’s 1998 and 2000 Stock Option Plans were terminated. The Company does not currently have a stock option plan.

The Company’s 1998 and 2000 Stock Option Plans (the Plans) had authorized the grant of options to certain employees, directors and independent contractors for up to 12,000 and 100,000 shares, respectively, of the Company’s Common Stock. All options granted under both Plans had 10-year terms. Under the 2000 Stock-Based Incentive Compensation Plan, the Company granted a stock option for 3,671 shares in 2001, 50% of whose vesting was conditional on a change in control.

The 2000 Stock-Based Incentive Compensation Plan, for option grants prior to 2004, provided for 50% of the options to become exercisable based on “annual vesting,” with 10% of the grant vesting per year during the first five years after the grant date, and the remaining 50% to become exercisable based on a “cliff vesting” schedule. Additionally, for option grants made in 2004 and 2005, the Plan provided for 20% of the option grants to become exercisable each year on the anniversary date of the grants.

A summary of the status of the Company’s two stock option plans’ activity and related information is presented below:

	Predecessor
	1998 Plan		2000 Plan
	Number of Stock Options	Weighted- Average Exercise Price	Number of Stock Options	Weighted- Average Exercise Price

Outstanding — December 28, 2003	6,050	$10.00	42,734	$65.53
Granted	—	—	39,700	0.01
Exercised	—	—	—	—
Canceled	(800)	10.00	(1,101)	92.00
Outstanding — December 26, 2004	5,250	10.00	81,333	33.19
Granted	682	10.00	4,839	30.52
Exercised	—	—	407	0.01
Canceled	—	—	(13,215)	92.00
Outstanding — December 25, 2005	5,932	10.00	72,550	22.49
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding — August 20, 2006	5,932	10.00	72,550	22.49
Granted	—	—	—	—
Exercised — August 20, 2006	5,932	10.00	55,596	1.29
Canceled	—	—	16,594	92.00
Outstanding — December 31, 2006	—	$—	—	$—

Exercisable at December 31, 2006	—	$—	—	$—

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, the Company accounted for the stock-based compensation plans using the intrinsic value-based measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value as of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant rate as prescribed by SFAS No. 148, net income would have been reduced by compensation of $26 for the Predecessor year ended December 25, 2005. There would have been no pro forma effects to net income for the Successor Period from August 21, 2006 to December 31, 2006 or the Predecessor Period December 26, 2005 to August 20, 2006 or the Predecessor year December 26, 2004.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumption for the Predecessor’s 34 weeks ended August 20, 2006 and the Predecessor fiscal years ended 2005 and 2004:

	Predecessor	Predecessor	Predecessor
	August 20, 2006	2005	2004

Risk free interest rate	3.87%	3.87%	3.96%
Weighted-average remaining contractual life	6.35	7.02	7.97
Weighted-average fair value	5.83	5.83	0.00
Dividend yield	—%	—%	—%
Expected volatility	0.00%	0.00%	0.00%

9. Income Taxes

Significant components of the income tax (benefit) provision consist of the following:

	Successor	Predecessor
	December 31,	August 20,	December 25,	December 26,
	2006	2006	2005	2004
Current:
Federal	$—	$1,570	$—	$—
State	61	344	14	70
	61	1,914	14	70
Deferred:
Federal	(2,729)	(367)	2,188	2,113
State	(523)	(240)	1,137	35
	(3,252)	(607)	3,325	2,148
	(3,191)	1,307	3,339	2,218
Change in valuation allowance	—	—	(8,048)	(11,288)
	$(3,191)	$1,307	$(4,709)	$(9,070)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	December 31, 2006	December 25, 2005
Deferred tax assets:
Federal net operating loss carry-forwards	$4,205	$1,763
State net operating loss carry-forwards	580	143
Goodwill	5,321	6,156
Accrued expenses not currently deductible	7,203	4,074
Tax credit carry-forwards	592	567
Property and equipment basis difference	18,186	14,150
Deferred rent	242	1,174
Gift certificates and other deferred income	843	778
Unamortized debt premium	1,737	—
Deferred compensation	980	426
Other	666	362
Total deferred tax assets	$40,555	$29,593

	Successor	Predecessor
	December 31, 2006	December 25, 2005
Deferred tax liabilities:
Prepaid expenses	$(528)	$(872)
Goodwill	(13,984)	(10,178)
Difference between book and tax basis of revalued assets	(14,855)	—
State taxes	(670)	(992)
Unamortized landlord allowance	(1,104)
Total deferred tax liabilities	(31,141)	(12,042)

Net deferred tax asset	$9,414	$17,551

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Successor	Predecessor
	December 31,	August 20,	December 25,	December 26,
	2006	2006	2005	2004

Income tax at U.S. federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.8	5.7	4.7	5.8
Valuation allowance	—	—	(92.9)	(252.2)
Non-deductible Merger costs	—	11.2	—	—
Other	(0.9)	(4.0)	(0.1)	9.7
Effective tax rate	38.7%	46.9%	(54.3)%	(202.7)%

In accordance with SFAS No. 109, “Accounting for Income Taxes,” net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The amount of deferred tax assets considered realizable was determined based on future reversals of existing taxable temporary differences and future taxable income, exclusive of reversing temporary differences and carry-forwards.

In evaluating future taxable income for valuation allowance purposes at December 31, 2006, the Company concluded that it was appropriate to consider income expected to be generated in 2007, 2008 and 2009. For the Predecessor years ended December 25, 2005 and December 26, 2004, the Company reduced the valuation allowance and recorded an income tax benefit of $8,048 and $9,140, respectively, in accordance with SFAS No. 109.

The purchase accounting adjustments for the Chevys Acquisition have not been reflected in their entirety in the deferred tax balances as of December 31, 2006 as the final tax returns for the seller, Chevy’s Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carry-forwards at the date of acquisition. Upon completion of the Sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future. Purchase accounting adjustments have only been recorded for those deferred tax assets that were recognized in the current year.

For tax purposes, the excess of the purchase price over the fair market value of the assets acquired at the time of the Acapulco and the El Torito acquisitions has been accounted for as amortizable goodwill.

At December 31, 2006 and December 25, 2005, the Company had a federal net operating loss carry-forward of $12,367 and $5,185, respectively, which will begin to expire in 2021. In addition, at December 31, 2006 and December 25, 2005, the Company had a state net operating loss carry-forward of $7,902 and $2,074, respectively, which will begin to expire in 2013.

10. Commitments and Contingencies

Commitments

The Company leases restaurant and office facilities that have terms with expirations in 2007 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Additionally, the Company leases several properties that are not being operated by the Company. Several of those properties are subleased.

The Company leases certain leasehold improvements under agreements that are classified as capital leases. The cost of leasehold improvements under capital leases is included in the balance sheets as property and equipment and was $269 and $3,183 at December 31, 2006 and December 25, 2005, respectively. Accumulated amortization of the leased leasehold improvements was $30 and $2,779 at December 31, 2006 and December 25, 2005, respectively. Amortization of assets under capital leases is included in depreciation expense.

The minimum annual lease commitment and subtenant income of the Company for the years succeeding December 31, 2006 is approximately as follows:

	Capital	Minimum		Net
	Lease	Lease	Sublease	Lease
	Obligations	Commitments	Income	Commitments
2007	$313	$39,400	$(235)	$39,478
2008	313	37,492	(196)	37,609
2009	248	33,758	(184)	33,822
2010	133	28,365	(49)	28,449
2011	26	24,228	—	24,254
Thereafter	355	90,583	—	90,938
Total minimum lease payments	1,388	$253,826	$(664)	$254,550
Less: Amount representing interest	(401)
Present value of net minimum capital lease payments	987
Less: Current maturities of capital lease obligations	(224)
Long-term capital lease obligations	$763

The Company is contingently liable for leases on sold or assigned premises for $5,028 as of December 31, 2006.

Some of the above leases provide for additional rentals based on a percentage of revenues. The following table summarizes the rental expense, percentage rent expense above minimum rent and net sublease income:

	Successor	Predecessor
	December 31,	August 20,	December 25,	December 26,
	2006	2006	2005	2004
Rental expense	$14,893	$30,003	$42,837	$24,059
Percentage rent expense above minimum rent (included in rental expense)	907	1,755	2,517	2,218
Net sublease income	122	289	530	813

Litigation

The Company is periodically a defendant in cases involving personal injury, employment-related claims and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

Self-Insurance

The Company is self-insured for most casualty losses up to certain stop-loss limits. The Company has accounted for its liabilities for these casualty losses and claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries. Management believes that it has recorded reserves for casualty losses at a level that has substantially mitigated the potential negative impact of adverse developments and/or volatility. Management believes that its calculation of casualty loss liabilities would not change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty claims, it is reasonably possible that the Company could experience changes in estimated casualty losses, which could be material to both quarterly and annual net income. Amounts estimated to be ultimately payable with respect to existing claims and an estimate for claims incurred but not reported under these programs have been accrued and are included in the in the accompanying consolidated balance sheets. Estimated liabilities related to the self-insured casualty losses were $15,877 and $15,916 as of December 31, 2006 and December 25, 2005, respectively.

The Company is also required to maintain collateral securing future payment under the self-insured retention insurance programs. As of December 31, 2006 and December 25, 2005, this collateral consisted of stand-by letters of credit of $21,173 and $18,804, respectively.

11. Related Party Transactions

Successor Transactions

The Company has a Management Services Agreement (the Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income.  EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $174 were recorded as general and administrative expense in the Successor Period from August 21, 2006 to December 31, 2006. Additionally, the Company prepaid $125 in fees under the agreement for the first quarter of 2007.

In September 2006, the Company made a dividend distribution of $10,000 to RM Restaurant Holding Corp., its parent, which was recorded as a reduction to retained earnings. The Company has also made subsequent additional distributions to RM Restaurant Holding Corp. in the amount of $3,466 and has recorded the distributions as a related party receivable.

Predecessor Transactions

The Company had an Amended and Restated Management Agreement dated June 28, 2000 with two of its former stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders were paid annual fees equating to .667% and ..333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000  was terminated in connection with the Merger. Expenses relating to the agreement of $436, $510 and $302 were recorded as general and administrative expense in the periods from December 26, 2005 to August 20, 2006 and the fiscal years ended December 25, 2005 and December 26, 2004, respectively. Additionally, the Company recorded a termination fee of $1,819 in the period from December 26, 2005 to August 20, 2006, related to the termination of the Amended and Restated Management Agreement.

On January 19, 2005, the Company paid $834 and $167 to Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC, respectively, for advisory and transactional services provided to the Company in connection with the Chevys Acquisition.

Effective March 31, 2004, the Company cancelled its management agreement with Restaurant Associates Corp. to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal services. Two of the Company’s former directors were employees of Restaurant Associates Corp. Expense relating to this agreement of $74 was recorded as general and administrative expense in the year ended December 25, 2005.

In April 2004, we entered into an oral agreement with RA Patina, pursuant to which our subsidiary, Real Mex Foods, Inc., provides food distribution services to certain restaurants owned by RA Patina. From December 26, 2005 to August 20, 2006 and for the fiscal year ended December 25, 2005 we received $922 and $985, respectively, for services rendered under this food distribution service arrangement. Fortunato N. Valenti, one of our former directors, is the Chief Executive Officer of RA Patina and Richard Stockinger, also one of our former directors, is the President of RA Patina.

12. Employee Benefit Plan

The Company is the sponsor for a defined contribution plan (401(k) plan) for qualified Company employees, as defined. Participants may contribute from 1% to 50% of pre-tax compensation, subject to certain limitations. The plan contains a provision that provides that the Company may make discretionary contributions. The Company has recorded contribution expense of $93, $159,

$263 and $188 during the Successor Period from August 21, 2006 to December 31, 2006 and the Predecessor Periods from December 26, 2005 to August 20, 2006 and years ended December 25, 2005 and December 26, 2004, respectively.

13. Casualty Gain—Predecessor

In 2003, two of the Company’s restaurants were partially destroyed by fire. The loss, covered by the Company’s replacement cost property insurance, resulted in a loss of $14 during the year ended December 25, 2005 and a gain of $997 during the year ended December 26, 2004, and is presented as casualty gain (loss) in the consolidated statements of operations. The gain includes business interruption insurance proceeds and gain on property replacement.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and December 25, 2005:

	(1)
				Successor
				5 weeks
	Predecessor	Predecessor	Predecessor	August 21, 2006	Successor
	13 weeks ended	13 weeks ended	8 weeks	to	14 weeks ended
	March 26,	June 25,	June 26, 2006 to	September 24,	December 31,
	2006	2006	August 20, 2006	2006	2006
Total revenues	$137,582	$146,692	$88,278	$51,315	$140,783
Operating income (loss)	$7,395	$15,230	$(4,475)	$2,617	$762
Net income (loss)	$863	$5,539	$(4,922)	$(77)	$(4,970)

	Predecessor	Predecessor	Predecessor	Predecessor
	13 weeks ended	13 weeks ended	13 weeks ended	13 weeks ended
	March 27,	June 26,	September 25,	December 25,
	2005	2005	2005	2005
Total revenues	$123,989	$144,660	$137,589	$128,058
Operating income	$6,666	$11,051	$9,175	$4,541
Net income	$1,395	$5,092	$3,268	$3,631

(1)             Includes the results of operations of Chevys since January 12, 2005, the date of acquisition.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

As of the end of our 2006 fiscal year, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.)  Based on this evaluation, the CEO and CFO concluded that, as of the end of our 2006 fiscal year, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our board of directors, executive officers and other key employees of our Company

Name	Age	Position
Frederick F. Wolfe	56	President, Chief Executive Officer and Director
Steven Tanner	56	Chief Financial Officer
Charles Rink	47	Chief Operating Officer, President Chevys Restaurants LLC
Carlos Angulo	45	President, Real Mex Foods, Inc.
Roberto (Pepe) Lopez	51	Executive Chef and Senior Vice President, Research and Development
Clarence E. Terry	60	Director+
Douglas C. Werking	44	Director*

*                    Member of our audit committee

+                    Member of our compensation committee

Frederick F. Wolfe has been our President, Chief Executive Officer and Director since May 2001. Before joining our Company, Mr. Wolfe served as Chief Operating Officer at California Pizza Kitchen from 1997 to 2001. From 1982 to 1997, Mr. Wolfe served in a variety of positions at Acapulco rising from Assistant Manager to Vice President of Operations.

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

Clarence E. Terry has been a Director of our Company since August 2006. Since September 1999, Mr. Terry has served as Managing Director of Sun Capital Partners, a private investment firm, and he has more than 30 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., a manufacturer of irrigation products. Mr. Terry is also a director of Loud Technologies, Inc., SAN Holdings, Inc. and a number of private companies.

Douglas C. Werking has been a Director of our Company since August 2006. Since 2006, Mr. Werking has served as a Vice President of Sun Capital Partners, a private investment firm and has over 17 years experience in finance, restructurings, turnarounds, and general management. Prior to joining Sun Capital Partners in 2006, he was a Managing Director with an international turnaround and restructuring consulting firm, during which time, Mr. Werking served in several interim management positions including CFO with Peregrine, Inc., a Detroit-based automotive parts manufacturer, as Chief Restructuring Officer with Mirant Corporation, a large merchant energy company, and Treasurer with Air Transport International, a Little Rock-based air cargo company. He has worked with companies in the automotive, manufacturing, textile, technology, agricultural, and healthcare industries. Mr. Werking received his Bachelor of Science and Commerce degree from Santa Clara University and MBA from the University of Chicago.

Audit Committee Financial Expert

Our Board of Directors believes that its audit committee members are financially literate and are capable of analyzing and evaluating our Company’s financial statements.  Our Board of Directors has determined that Douglas Werking is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.  Mr. We are not required by the rules of any stock exchange or securities association to have an audit committee composed of independent directors.

Code of Ethics

On February 7, 2007 the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, chief accounting officer or controller, and all persons performing similar functions. The Code of Ethics is filed herewith.

ITEM 11.                EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Overall Objectives

We believe that the compensation paid to our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers, whom we collectively refer to as our named executive officers (“Named Executive Officers”), should be closely aligned with our performance as well as that of each Named Executive Officer’s individual performance on both a short- and long-term basis, and that such compensation should be sufficient to attract and retain highly qualified leaders who can create significant value for our organization. Our compensation programs are designed to provide Named Executive Officers meaningful incentives for superior performance. Performance is evaluated using both financial and non-financial objectives that we believe contribute to our long-term success. Among these objectives are financial strength, customer service, operational excellence, employee commitment and regulatory integrity.

How is Compensation Determined

Due to the unique nature of each Named Executive Officer’s duties, our criteria for assessing executive performance and determining compensation in any year is inherently subjective and is not based upon specific formulas or weighting of factors. We use companies in similar industries as benchmarks when initially establishing Named Executive Officers’ compensation. We also review peer company data when making annual base salary and incentive recommendations.

Discussion of Specific Compensation Elements

The following describes the components of our executive compensation program and the basis upon which recommendations and determinations were made.

Base Salary

We determine base salaries for all of our Named Executive Officers by reviewing company and individual performance, the value each Named Executive Officer brings to us and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. The base salaries of Named Executive Officers are reviewed on an annual basis, and any annual increase is the result of an evaluation of the Company and of the individual Named Executive Officer’s performance for the period.  An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year.

Annual Bonus Plan

We maintain an annual bonus plan that provides for annual incentive awards to be made to our senior management (including the Named Executive Officers, but excluding our CEO who has a separate bonus program under his employment agreement) upon our Company’s attainment of pre-set annual EBITDA targets (as defined in the annual bonus plan).  The amount of the annual award to each executive is based upon a percentage of the executive’s base salary.  Awards are normally paid in cash in a lump sum following the completion of our Company’s audit for each plan year.  To be eligible for a full share of the bonus, executives must be employed on the first day of the fiscal year, provided that under the plan we may adjust awards based on individual performance factors or special circumstances affecting our Company.  In addition, pursuant to the annual bonus plan, senior management (including the Named Executive Officers, including our CEO) is entitled to receive additional annual incentive awards upon our Company’s exceeding the pre-set EBITDA target.  The amount of the additional bonus pool is calculated based on a percentage of the amount by which EBITDA for the plan year exceeds the pre-set EBITDA target, with each eligible participant’s share being equal to a percentage of the additional bonus pool.

Retention Agreements

We entered into retention agreements effective February 21, 2006, with each of the following executives: Mr. Wolfe, Mr. Tanner, Mr. Rink and Mr. Angulo.  Under each retention agreement if, following a change of control (as defined in the retention agreement), the executive’s employment is terminated by us without cause or by his resignation for good reason (as defined in the retention agreement) prior to the end of an 18 month period following the change of control (as defined in the retention agreement), the executive is entitled to payment of accrued and unpaid salary, any annual bonus earned but unpaid with respect to our fiscal year ending prior to the termination, and, for the duration of the severance period (which is defined as a period of 18 months reduced by the number of full or partial months following the change of control ), a waiver of health and life premiums, continuation of the executive’s auto allowance and payment 1/12th of annual base salary for each month of the severance period.  The payments and benefits provided for in the retention agreements will be offset by any severance benefits due under any employment agreement, severance plan or similar arrangement maintained by our Company.  A change in control occurred on August 21, 2006. Therefore, under the terms of the retention agreements, the agreements will expire on February 20, 2008.

Employment Agreement

We entered into an executive employment agreement with Mr. Wolfe effective August 21, 2006. Under the employment agreement, Mr. Wolfe is entitled to a base salary of $473,000 per annum, or such greater amount as the Board of Directors shall determine, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Wolfe is eligible to receive a bonus of up to 133.3% of his base salary. If Mr. Wolfe’s employment is terminated by us without cause or by his resignation for “good reason,” he would be entitled to any unpaid previously awarded bonus. If such termination without cause or for “good reason” is within the first two years of the commencement of the executive employment agreement he would be entitled to severance payments equal in the aggregate to his annual base salary for a period of two years following such termination; if the termination occurred after the two-year period, he would be entitled to severance payments equal in the aggregate to his annual base salary for a period of one year. The employment agreement with Mr. Wolfe expires on August 20, 2011.

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for Fiscal Years 2006, 2005 and 2004 paid to our Named Executive Officers who were serving as such as of December 31, 2006:

									Change in
								Non-	Pension Value
								Equity	and
								Incentive	Nonqualified	All
Name and					Restricted			Plan	Deferred	Other
Principal					Stock		Option	Compen-	Compensation	Compen-
Position	Year	Salary	Bonus	Other	Awards		Awards(2)	sation(7)	Earnings(1)	sation		Total
		($)	($)		(#)		(#)	($)	(#)	($)		($)
Frederick F.
Wolfe	2006	484,468	836,499	*	—		—	—	—	2,267,988	(3)	3,588,955
CEO, President	2005	454,935	339,293	*	—		—	—	—	—		794,228
and Director	2004	440,793	75,000	*	—		—	—	—	—		515,793
Steven L.	2006	269,135	462,676	*	—		—	—	—	1,290,320	(3)	2,022,131
Tanner(4)	2005	254,559	133,682	*	—		—	—	—	—		388,241
CFO	2004	210,769	—	*	735	(3)	4,072	—	—	—		210,769
Charles Rink	2006	297,243	466,153	*	—		—	—	—	1,025,183	(5)	1,788,579
COO	2005	293,054	147,195	*	—		—	—	—	—		440,249
	2004	248,668	35,000	*	—		12,215	—	—	—		283,668
Carlos Angulo	2006	233,292	375,120	*	—		—	—	—	683,427	(5)	1,291,839
President	2005	221,384	96,418	*	—		—	—	—	—		317,802
Real Mex
Foods, Inc.	2004	180,769	35,000	*	—		8,143	—	—	—		215,769
Roberto (Pepe)
Lopez	2006	198,162	142,794	*	—		—	—	—	256,317	(5)	597,273
Executive
Chef and
Senior Vice	2005	195,369	60,413	*	—		—	—	—	—		255,782
President,
Research
and
Development	2004	162,308	25,000	*	—		3,054	—	—	—		187,308

*                    Represents less than $50,000 or 10% of the total salary and bonus for the year indicated.

(1)             The Company does not have a pension plan and does not pay above market or preferential earnings on deferred compensation plans.

(2)             Represents options to acquire shares of our Class A Common Stock granted under our Amended and Restated 2000 Stock-Based Incentive Compensation Plan.

(3)             Amounts for Mr. Wolfe and Mr. Tanner include restricted stock award payments and the exercise of stock option awards.

(4)             Steven L. Tanner joined our Company as Chief Financial Officer on January 12, 2004.

(5)             Represents the exercise of stock option awards. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value as of the underlying common stock on the date of grant.

(6)             Represents 295 restricted shares of our Series A 12.5% Cumulative Compounding Preferred Stock, 208 restricted shares of our Series B 13.5% Cumulative Compounding Preferred Stock and 232 restricted shares of our Series C 15% Cumulative Compounding Participating Preferred Stock.

(7)             The Company does not have a Non-Equity Incentive Plan.

Option Grants in Fiscal Year Ended December 31, 2006

There were no options granted by the Company during Fiscal Year 2006 to our Named Executive Officers.

Option Exercises and Stock Vested

In connection with the Merger, all options and shares of restricted stock fully vested and converted into the right to receive a portion of the purchase price less the exercise prices or unpaid purchase prices.  The following table sets forth each exercise of stock options and each vesting of stock, including restricted stock, for each of the Named Executive Officers during Fiscal Year 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Frederick F. Wolfe
CEO, President and
Director	13,000	1,026,197	325(1)	1,241,791

Steven L. Tanner
CFO	4,072	341,755	735(2)	948,565

Charles Rink
COO	12,215	1,025,183	—	—

Carlos Angulo
President Real Mex	8,143	683,427	—	—

Roberto (Pepe) Lopez
Executive Chef and
Senior Vice President,
Research and
Development	3,054	256,317	—	—

(1)            Represents 325 restricted shares of our Series C 15% Cumulative Compounding Participating Preferred Stock.

(2)            Represents 295 restricted shares of our Series A 12.5% Cumulative Compounding Preferred Stock, 208 restricted shares of our Series B 13.5% Cumulative Compounding Preferred Stock and 232 restricted shares of our Series C 15% Cumulative Compounding Participating Preferred Stock.

Compensation of Directors

Our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

In February 2005, we agreed to pay, retroactive to the beginning of Fiscal Year 2005, (i) each non-employee director (other than the Chairman of our Audit Committee and the Chairman of our Board of Directors) an annual fee of $25,000; (ii) the Chairman of our Audit Committee an annual fee of $35,000; and (iii) the Chairman of our Board of Directors an annual fee of $50,000.  We further agreed to pay 50.0% of these amounts retroactively to those non-employee directors who served on our Board of Directors during Fiscal Year 2004. In August 2006, the compensation plan for non-employee directors was terminated.

Compensation Committee Interlocks and Insider Participation

During the Fiscal Year 2006, all compensation decisions were made by the Compensation Committee which is comprised of Mr. Terry.  None of the Company’s executive officers currently serve, or in the past have served, as a director or member of any compensation committee of another entity that has one or more executive officers serving on the Company’s Board of Directors.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

Submitted by:

Clarence E. Terry

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of outstanding common stock and preferred stock of Real Mex Restaurants, Inc. as of December 31, 2006 by:

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

Number and Percent of Shares of

Stock of

Real Mex Restaurants, Inc.

Common Stock(1)
	Shares	Percentage
Greater than 5% Stockholder
RM Restaurant Holding Corp.	1,000	100.00
Named Executive Officers and Directors
Frederick F. Wolfe, Jr.	—	—
Steven Tanner	—	—
Charles Rink	—	—
Carlos Angulo	—	—
Roberto Lopez	—	—
Clarence E. Terry	—	—
Douglas C. Werking	—	—
All executive officers and directors as a group (7 persons)	—	—

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

The Company has a Management Services Agreement (the Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500,000 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income.  EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125,000 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $174,000 were recorded as general and administrative expense for the Successor Period August 21, 2006 to December 31, 2006. Additionally, the Company prepaid $125,000 in fees under the agreement for the first quarter of 2007.

The Company had an Amended and Restated Management Agreement dated June 28, 2000 with two of its former stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders were paid annual fees equating to .667% and ..333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000  was terminated in connection with the Merger. Expenses relating to the agreement of $0.4 million, $0.5 million and $0.3 million were recorded as general and administrative expense in the Predecessor Periods December 26, 2005 to August 20, 2006 and the fiscal years ended December 25, 2005 and December 26, 2004, respectively. Additionally, the Company recorded a termination fee of $1.8 million in the Predecessor Period December 26, 2005 to August 20, 2006, related to the termination of the Amended and Restated Management Agreement.

On January 19, 2005, the Company paid $0.8 million and $0.2 million to Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC, respectively, for advisory and transactional services provided to the Company in connection with the Chevys Acquisition.

Effective March 31, 2004, the Company cancelled its management agreement with Restaurant Associates Corp. to provide services for the benefit of the Company, including general and strategic management, treasury, tax, financial reporting, benefits administration, insurance, information technology, real estate and legal services. Two of the Company’s former directors were employees of Restaurant Associates Corp. Expense relating to this agreement of $0.1 million was recorded as general and administrative expense in the Predecessor year ended December 25, 2005.

Dividend Distribution

In September 2006, the Company made a dividend distribution of $10.0 million to RM Restaurant Holding which was recorded as a reduction to retained earnings. The Company has also made additional distributions to RM Restaurant Holding in the amount of $3.5 million and has recorded the distributions as a related party receivable.

Transactions with J.W. Childs

Issuance of Equity Securities to J.W. Childs.  Pursuant to the terms of the definitive asset purchase agreement, dated October 14, 2004 (the “Chevys Purchase Agreement”), on January 11, 2005 we issued to J.W. Childs an aggregate of 41,360 shares of our Class A Common Stock, 2,064 shares of our Series A 12.5% Cumulative Compounding Preferred Stock, 1,393 shares of our Series B 13.5% Cumulative Compounding Preferred Stock, 1,946 shares of our Series C 15% Cumulative Compounding Participating Preferred Stock and options to purchase 3,485 shares of our Class A Common Stock (which options are fully-vested and exercisable at prices ranging from $5 to $92 per share) as part of the consideration for the Chevys Acquisition. On August 16, 2006, as partial consideration for the Chevys Acquisition and pursuant to a Mutual Settlement and Release Agreement, the Company issued 1,897 of Series A, 1,433 shares of Series B and 1,946 shares of Series D redeemable preferred stock to J.W. Childs Equity Partners L.P. and its affiliate, JWC Chevys Co-Invest, LLC, in their capacity as unsecured creditors of the Sellers.

Other Related Party Transactions

In April 2004, we entered into an oral agreement with RA Patina, pursuant to which our subsidiary, Real Mex Foods, Inc., provides food distribution services to certain restaurants owned by RA Patina. In Fiscal Years 2006 and 2005, we received approximately $1.46 million and $1.0 million, respectively, for services rendered under this food distribution service arrangement. Fortunato N. Valenti, one of our former directors, is the Chief Executive Officer of RA Patina and Richard Stockinger, also one of our former directors, is the President of RA Patina.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

Our Audit Committee appointed Ernst & Young LLP (“E&Y”) as our Company’s independent auditors to conduct the audit of our Company’s books and records for the fiscal year ending December 31, 2006. E&Y has served as our independent auditors since our inception in 1998.

Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to the Company by E&Y:

	Fiscal Year 2006 Combined	Fiscal Year 2005
Audit Fees	$80,000	$491,800
Audit Related Fees	22,000	20,000
Tax Fees	105,880	243,700
All Other Fees	30,300	521,129
Total Fees	$238,180	$1,276,629

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

Tax Fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning. In Fiscal Year 2006 Combined the services included analysis of the income tax deductibility of certain Merger expenses and a tax return review. In Fiscal Year 2005 the services included an analysis of the tax attributes acquired when we acquired Chevys and a tax return review.

All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us by E&Y, other than the services reported in the above categories, which consisted principally of fees for the examination of the offering circular and registration statement on Form S-4 in connection with the related exchange offer, fees for services rendered in connection with the Chevys Acquisition and fees for services rendered in connection the Merger.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company’s business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee.  Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During Fiscal Year 2006 Combined, all of the services related to the audit or other fees described above were pre- approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)      FINANCIAL STATEMENTS.

The Consolidated Financial Statements are filed as part of this report under Item 8 Financial Statements and Supplementary Data.

•                    Consolidated Balance Sheets - December 31, 2006 and December 25, 2005

•                    Consolidated Statements of Operations — Successor Period August 21, 2006 to December 31, 2006 and Predecessor Periods December 26, 2005 to August 20, 2006 and Fiscal Years Ended December 25, 2005, and December 26, 2004

•                    Consolidated Statements of Stockholders’ Equity - Successor Period August 21, 2006 to December 31, 2006 and Predecessor Periods December 26, 2005 to August 20, 2006 and Fiscal Years Ended December 25, 2005, and December 26, 2004

•                    Consolidated Statements of Cash Flows - Successor Period August 21, 2006 to December 31, 2006 and Predecessor Periods December 26, 2005 to August 20, 2006 and Fiscal Years Ended December 25, 2005, and December 26, 2004

•                    Notes to Consolidated Financial Statements - December 31, 2006 and December 25, 2005

(2)           FINANCIAL STATEMENT SCHEDULE.

The financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)           EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.(i) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116310) on November 6, 2006 and incorporated by reference herewith)

3.2

Bylaws of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.(ii) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116310) on November 6, 2006 and incorporated by reference herewith)

3.3

Certificate of Incorporation of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.4

Bylaws of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.5

Certificate of Incorporation of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.6

Bylaws of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.7

Certificate of Incorporation of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.8

Bylaws of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on
August 11, 2004 and incorporated by reference herewith)

3.9

Articles of Incorporation of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.10

Bylaws of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.11

Articles of Incorporation of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.12

Bylaws of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.13

Articles of Incorporation of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.14

Bylaws of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.15

Articles of Incorporation of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.15 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.16

Bylaws of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.16 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.17

Articles of Incorporation of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.18

Bylaws of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.19

Articles of Incorporation of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.21 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.20

Bylaws of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.22 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.21

Articles of Incorporation of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.23 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.22

Bylaws of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.24 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.23

Articles of Incorporation of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.24

Bylaws of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.26 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.25

Articles of Incorporation of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.27 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.26

Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.27

Articles of Incorporation of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.28

Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.29

Certificate of Incorporation of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.31 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.30

Bylaws of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.32 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.31

Articles of Formation of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.33 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.32

Operating Agreement of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.34 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.1

Indenture, dated as of March 31, 2004, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

4.2

First Supplemental Indenture, dated as of November 29, 2004, among CKR Acquisition Corp., Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.3

Second supplemental Indenture, dated as of January 10, 2005, among Chevys Restaurants, LLC, Real Mex Restaurants, Inc., the guarantors neared therein and Wells Fargo Bank, N.A., as trustee (Filed with the Security and Exchange Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-124670) on May 5, 2005 and incorporated reference herewith)

10.1

Intercreditor Agreement dated as of March 31, 2004, by and between Wells Fargo Bank, N.A., as collateral agent and as trustee, and Fleet National Bank, as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.2	Employment Agreement dated as of August 21, 2006, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed herewith)

10.3

Form of Retention Agreement dated as of February 21, 2006, by and between Real Mex Restaurants, Inc. and Messrs. Tanner, Rink, Angulo and Wolfe. . (Filed with the Securities and Exchange Commission as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on February 21, 2006 and incorporated by reference herewith)

10.4

Agreement and Plan of Merger, dated August 17, 2006 among Real Mex Restaurants, Inc., RM Restaurant Holding Corp. and RM Integrated, Inc (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on August 23, 2006 and incorporated by reference herewith)

10.5

Amended and Restated Credit Agreement (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on October 6, 2006 and incorporated by reference herewith)

10.6

Fourth Amendment to Credit Agreement and Amendment to Loan Documents (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on October 6, 2006 and incorporated by reference herewith)

10.7

Amended and Restated Credit Agreement (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on February 2, 2007 and incorporated by reference herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

14.1	Code of Ethics adopted by the Company on February 7, 2007 (Filed herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of he Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL MEX RESTAURANTS, INC.

	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
Date: March 8, 2007		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick F. Wolfe
Frederick F. Wolfe	President and Chief Executive	March 14, 2007
Officer and Director
(Principal Executive Officer)

/s/ Steven Tanner
Steven Tanner	Chief Financial Officer	March 14, 2007
(Principal Financial Officer and
Accounting Officer)

/s/ Peter J Letendre
Peter J Letendre	Chief Accounting Officer	March 14, 2007
(Principal Accounting Officer)

/s/ Clarence E. Terry
Clarence E. Terry	Director	March 14, 2007

/s/ Douglas C. Werking
Douglas C. Werking	Director	March 14, 2007

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.(i) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116310) on November 6, 2006 and incorporated by reference herewith)

3.2

Bylaws of Real Mex Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.(ii) to the Company’s Quarterly Report on Form 10-Q (File No. 333-116310) on November 6, 2006 and incorporated by reference herewith)

3.3

Certificate of Incorporation of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.4

Bylaws of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.5

Certificate of Incorporation of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.6

Bylaws of El Torito Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.7

Certificate of Incorporation of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.8

Bylaws of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on
August 11, 2004 and incorporated by reference herewith)

3.9

Articles of Incorporation of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.10

Bylaws of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.11

Articles of Incorporation of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.12

Bylaws of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.13

Articles of Incorporation of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.13 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.14

Bylaws of Acapulco Restaurant of Downey, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.14 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.15

Articles of Incorporation of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.15 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.16

Bylaws of Murray Pacific (Filed with the Securities and Exchange Commission as Exhibit 3.16 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.17

Articles of Incorporation of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.19 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.18

Bylaws of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.19

Articles of Incorporation of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.21 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.20

Bylaws of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.22 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.21

Articles of Incorporation of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.23 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.22

Bylaws of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.24 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.23

Articles of Incorporation of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.24

Bylaws of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.26 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.25

Articles of Incorporation of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.27 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.26

Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.27

Articles of Incorporation of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.28

Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.29

Certificate of Incorporation of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.31 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.30

Bylaws of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.32 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.31

Articles of Formation of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.33 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.32

Operating Agreement of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.34 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.1

Indenture, dated as of March 31, 2004, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

4.2

First Supplemental Indenture, dated as of November 29, 2004, among CKR Acquisition Corp., Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.3

Second supplemental Indenture, dated as of January 10, 2005, among Chevys Restaurants, LLC, Real Mex Restaurants, Inc., the guarantors neared therein and Wells Fargo Bank, N.A., as trustee (Filed with the Security and Exchange Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-124670) on May 5, 2005 and incorporated reference herewith)

10.1

Intercreditor Agreement dated as of March 31, 2004, by and between Wells Fargo Bank, N.A., as collateral agent and as trustee, and Fleet National Bank, as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.2	Employment Agreement dated as of August 21, 2006, by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed herewith)

10.3

Form of Retention Agreement dated as of February 21, 2006, by and between Real Mex Restaurants, Inc. and Messrs. Tanner, Rink, Angulo and Wolfe. . (Filed with the Securities and Exchange Commission as Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on February 21, 2006 and incorporated by reference herewith)

10.4

Agreement and Plan of Merger, dated August 17, 2006 among Real Mex Restaurants, Inc., RM Restaurant Holding Corp. and RM Integrated, Inc (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on August 23, 2006 and incorporated by reference herewith)

10.5

Amended and Restated Credit Agreement (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on October 6, 2006 and incorporated by reference herewith)

10.6

Fourth Amendment to Credit Agreement and Amendment to Loan Documents (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on October 6, 2006 and incorporated by reference herewith)

10.7

Amended and Restated Credit Agreement (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on February 2, 2007 and incorporated by reference herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

14.1	Code of Ethics adopted by the Company on February 7, 2007 (Filed herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer. (Filed herewith)

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of he Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer. (Filed herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer. (Filed herewith)