Form 10-Q
period 2007-04-01
Real Mex Restaurants, Inc.
filed 2007-05-10
CIK 1289480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

☐ Yes  ☒ No

As of May 1, 2007, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and in Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 20, 2007. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for any ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Unless otherwise provided in this report, references to “we”, “us” “our” and “ Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Real Mex Restaurants, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	April 1,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,524	$2,710
Trade receivables, net	9,462	8,604
Other receivables	2,911	1,572
Related party receivables	3,662	3,591
Inventories	10,577	10,565
Prepaid expenses and other current assets	5,192	6,037
Current portion of favorable lease asset, net	3,780	4,910
Deferred tax asset	8,265	8,265
Total current assets	46,373	46,254

Property and equipment, net	89,765	90,802
Goodwill, net	286,403	277,461
Deferred charges	4,092	3,939
Deferred tax asset	806	1,149
Favorable lease asset, less current portion, net	13,877	17,753
Other assets	9,746	9,777
Total assets	$451,062	$447,135

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,756	$23,354
Accrued self-insurance reserves	15,259	15,877
Accrued compensation and benefits	11,449	15,576
Other accrued liabilities	20,287	18,469
Current portion of long-term debt	10,301	9,573
Current portion of capital lease obligations	230	224
Total current liabilities	82,282	83,073

Long-term debt, less current portion	172,985	173,345
Capital lease obligations, less current portion	704	763
Unfavorable lease asset, less current portion, net	5,720	2,514
Other liabilities	4,773	3,363
Total liabilities	266,464	263,058

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at April 1, 2007 and December 31, 2006	—	—
Additional paid-in capital	199,132	199,124
Accumulated deficit	(14,534)	(15,047)
Total stockholders’ equity	184,598	184,077
Total liabilities and stockholders’ equity	$451,062	$447,135

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months Ended
	Successor	Predecessor
	April 1,	March 26,
	2007	2006
Revenues:
Restaurant revenues	$130,295	$129,798
Other revenues	7,201	6,840
Franchise revenues	1,015	944
Total revenues	138,511	137,582
Costs and expenses:
Cost of sales	32,826	32,538
Labor	49,676	47,807
Direct operating and occupancy expense	36,171	36,177
General and administrative expense	7,681	6,846
Depreciation and amortization	5,753	4,524
Amortization of favorable lease asset and unfavorable lease liability, net	27	—
Legal settlement costs	166	2,022
Pre-opening costs	390	273

Operating income	5,821	7,395

Other income (expense):
Interest expense	(4,846)	(6,012)
Other income (expense), net	(94)	51

Total other expense, net	(4,940)	(5,961)

Income before income tax provision	881	1,434

Income tax provision	368	571

Net income	513	863

Redeemable preferred stock accretion	—	(3,899)

Net income (loss) attributable to common stockholders	$513	$(3,036)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	Successor	Predecessor
	April 1,	March 26,
	2007	2006
Operating activities
Net income	$513	$863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,753	4,524
Amortization of:
Favorable lease asset and unfavorable lease liability, net	28	—
Debt premium	(293)	—
Deferred financing costs	558	442
(Gain) loss on disposal of property and equipment	(51)	5
Deferred tax asset	343	353
Other	(159)	—
Changes in operating assets and liabilities:
Trade and other receivables	(2,197)	(1,764)
Inventories	(12)	(107)
Prepaid expenses and other current assets	845	983
Related party receivable	(71)	—
Deferred charges, net	(177)	(6)
Other assets	(2)	(253)
Accounts payable and accrued liabilities	(2,118)	3,413
Other liabilities	1,445	926
Net cash provided by operating activities	4,405	9,379

Investing activities
Additions to property and equipment	(4,665)	(3,275)
Net cash used in investing activities	(4,665)	(3,275)

Financing activities
Net borrowing under revolving credit facility	750	—
Payments on long-term debt agreements and capital lease obligations	(142)	(64)
Payment of financing costs	(534)	—
Net cash provided by (used in) financing activities	74	(64)
Net (decrease) increase in cash and cash equivalents	(186)	6,040

Cash and cash equivalents at beginning of period	2,710	14,871
Cash and cash equivalents at end of period	$2,524	$20,911

Supplemental disclosure of cash flow information
Interest paid	$2,391	$2,919
Income taxes paid	$24	$2

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

April 1, 2007

(in thousands, except for share data and amounts stated in millions)

1.                                      Basis of Presentation

Real Mex Restaurants, Inc. (the surviving corporation resulting from a merger on August 21, 2006 with RM Integrated, Inc. (the “Merger”)), a Delaware corporation, was formed on May 15, 1998.

After the Merger the Company is referred to as the “Successor” and before the Merger the Company is referred to as the “Predecessor”.

Real Mex Restaurants, Inc., primarily through its major subsidiaries El Torito Restaurants, Inc. (El Torito), Chevys Restaurants, LLC (Chevys) and Acapulco Restaurants, Inc. (Acapulco), operated 194 restaurants, of which 160 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. Real Mex Restaurants, Inc.’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.

The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly owned subsidiaries. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC in our annual report on Form 10-K for the year ended December 31, 2006. We believe that the disclosures included in our accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the our annual report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2006 has been derived from our audited financial statements.

2.                                      Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”).  The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).  On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement.  On August 21, 2006 (the “Effective Time”), the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into Real Mex Restaurants, Inc., with Real Mex Restaurants, Inc. continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding.  The net purchase price of Real Mex Restaurants, Inc. was $199.1 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus a $2.8 million working capital adjustment and direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $7.6 million. Pursuant to the Merger Agreement, $6.0 million of the Merger Consideration is being held in escrow, indebtedness assumed included accrued interest and the purchase price is subject to adjustment based on certain other adjustments.  As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex Restaurants, Inc. was converted into the right to receive a portion of the purchase price, and all Real Mex Restaurants, Inc. stock options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding.  Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling stockholder of Real Mex Restaurants, Inc.  As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

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

The following table presents the allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values (in thousands):

Cash and cash equivalents	$29,270
Trade and other accounts receivable	11,625
Inventories	10,012
Other current assets	5,615
Property and equipment	88,997
Deferred tax asset	6,196
Other assets	35,281
Goodwill	286,403
Total assets acquired	473,399

Accounts payable and accrued liabilities	20,881
Long-term debt	186,057
Other liabilities	67,329
Total liabilities assumed	274,267
Net assets acquired	$199,132

3.                                      Long-Term Debt

Long-term debt consists of the following:

	April 1, 2007	December 31, 2006
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	3,516	3,809
Senior Secured Revolving Credit Facility	8,700	7,950
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	702	711
Other	368	448
	183,286	182,918

Less current portion	(10,301)	(9,573)

	$172,985	$173,345

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after April 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at April 1, 2007.

We can redeem our senior secured notes on or after April 1, 2007. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

On September 19, 2006, the Company commenced a change of control offer (the “Offer”) to purchase any or all of its notes that remain outstanding under the indenture dated March 31, 2004 by and among the Company, the guarantors thereto and Wells Fargo Bank, National Association, as trustee. The Offer was made pursuant to Section 4.15 of the indenture as the Merger constituted a “change of control” under the indenture. In accordance with the terms of the indenture, the Company offered to repurchase the notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes or portion of notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, the date of payment, upon the terms and subject to the conditions of the Offer. The Offer expired on October 19, 2006. No notes were tendered pursuant to the Offer and as of the expiration date of the Offer, $105.0 million aggregate principal amount of notes remained outstanding.

As a result of the Merger and under purchase accounting rules we recorded $4.2 million of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value. The premium is amortized to interest expense over the remaining life of the debt.

Senior Secured Revolving Credit Facilities. In 2004, the Company entered into an amended and restated revolving credit agreement providing for $30.0 million of senior secured credit facilities. The revolving credit agreement included a $15.0 million letter of credit facility and a $15.0 million revolving credit facility that could be used for letters of credit.

On October 5, 2006, the Company entered into a new amended and restated revolving credit facility, pursuant to which the existing $15.0 million revolving credit facility and $15.0 million letter of credit facility, was increased to a $15.0 million revolving credit facility (the “Old Senior Secured Revolving Credit Facility”) and a $25.0 million letter of credit facility (the “Old Senior Secured Letter of Credit Facility”, together with the Old Senior Secured Revolving Credit Facility, the “Old Senior Secured Revolving Credit Facilities”) maturing on October 5, 2008, pursuant to which the Lenders agreed to make loans to the Company and its subsidiaries (all of the proceeds of which were to be used for working capital purposes) and issue letters of credit on behalf of the Company and its subsidiaries.

On January 29, 2007, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Old Senior Secured Revolving Credit Facilities were refinanced with a new agent and administrative agent, General Electric Capital Corporation, and a new $15.0 million revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and $25.0 million letter of credit facility (the “New Senior Secured Letter of Credit Facility”, together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009, were put into place, pursuant to which the lenders agree to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations.  Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement.  The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions.  In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of April 1, 2007, there was $8.7 million outstanding under the New Senior Secured Revolving Credit Facility.

Our New Senior Secured Revolving Credit Facilities contain various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. We are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity. Pursuant to the terms of the Senior Secured Revolving Credit Facilities, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

As of April 1, 2007, under the terms of the agreement, the Cash Flow Ratio covenant was not, and the lender has waived such noncompliance. The Company was in compliance with all other specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at April 1, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of April 1, 2006, the interest rate on the New Senior Unsecured Credit Facility term loan was 10.35%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at April 1, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of April 1, 2007, the principal amount due on the mortgage was $0.7 million.

Interest rates for the Company’s long-term debt are shown the following table:

	April 1, 2007	December 31, 2006
Senior secured notes due 2010	10.00%	10.25%
Senior Secured Revolving Credit Facility	7.57 to 9.00%	8.25%
Senior Unsecured Credit Facility	10.35%	10.35%
Mortgage	9.28%	9.28%

4.                                      Capitalization

Common Stock

The Company is authorized to issue 1,000 shares of common stock. At April 1, 2007 and December 31, 2006, there were 1,000 shares of common stock authorized, issued and outstanding.

Redeemable Preferred Stock-Predecessor

The Company was authorized to issue 100,000 shares of Preferred Stock. Shares were issued upon approval of the board of directors and all outstanding shares of Preferred Stock were redeemable at any time at the option of the Company, subject to restrictions under certain debt covenants.

Series A 12.5% Cumulative Compounding Redeemable Preferred Stock (Series A) and Series B 13.5% Cumulative Compounding Redeemable Preferred Stock (Series B) had a liquidation preference equal to $1 per share plus accreted dividends. With respect to dividend rights and rights of liquidation, Series A ranked senior to all classes of Common Stock and Series B. Series B ranked senior to all classes of Common Stock.

Series C 15% Cumulative Compounding Participating Preferred stock (Series C) ranked senior with respect to payment of dividends, liquidation, and redemption to all other series of preferred stock and common stock of the Company. The Series C had a liquidation preference equal to two times the original issue price of $1 per share, plus accreted dividends. As a result of the liquidation preference, Series C was recorded at liquidation value at the date of issuance. Holders of Series C were entitled to receive, in addition to the liquidation preference, an amount equal to 40% of any amounts that would otherwise be available to the holders of Common Stock in the event of a liquidation or sale of the Company.

The liquidation preference on the Series A, Series B and Series C accreted at the stated rates on the liquidation preference value thereof; dividends (representing accreted liquidation preference) were to be paid from legally available funds, when and if declared by the board of directors. Dividends were payable only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the applicable series of preferred stock. Accretion of the liquidation preference on the redeemable preferred stock was reflected as an increase in the preferred stock values and an increase in the accumulated deficit. Accretion of the liquidation preference on the Redeemable Preferred Stock was $3,898 during the Predecessor period ended March 26, 2006. In the Predecessor period, net loss attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduced net income attributable to common stockholders for the period.

On August 21, 2006, as a result of the Merger and in accordance with the terms of the Merger Agreement, all issued and outstanding preferred stock was converted into the right to receive a portion of the Merger consideration.

Stock Option Plans

As a result of the Merger and in accordance with the terms of the Merger Agreement all of the Company’s outstanding vested and unvested stock options were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices thereon, as applicable. Concurrently with the Merger, the Company’s 1998 and 2000 Stock Option Plans were terminated. The Company does not currently have a stock option plan.

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounted for the stock-based compensation plans using the intrinsic value-based measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income for the period ended March 26, 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant rate as prescribed by SFAS No. 148, there would have been no pro forma effects to net income in the Successor period from January 1, 2007 to April 1, 2007 or the Predecessor period from December 26, 2005 to March 26, 2006.

5.                                      Related Party Transactions

Successor Transactions

The Company has a Management Services Agreement (the Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income.  EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $125 were recorded as general and administrative expense in the Successor Period from January 1, 2007 to April 1, 2007. Additionally, the Company prepaid $125 in fees under the agreement for the second quarter of 2007.

In September 2006, the Company made a dividend distribution of $10,000 to RM Restaurant Holding Corp., its parent, which was recorded as a reduction to retained earnings. The Company has also made subsequent additional distributions to RM Restaurant Holding Corp. in the amount of $3,537 and has recorded the distributions as a related party receivable.

Predecessor Transactions

The Company had an Amended and Restated Management Agreement dated June 28, 2000 with two of its former stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders were paid annual fees equating to .667% and ..333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 was terminated in connection with the Merger. Expenses relating to the agreement of $124 were recorded as general and administrative expense in the predecessor period from December 26, 2005 to March 26, 2006.

In April 2004, we entered into an oral agreement with RA Patina, pursuant to which Real Mex Foods, Inc. provided food distribution services to certain restaurants owned by RA Patina. From December 26, 2005 to March 26, 2006 we received $311 for services rendered under this food distribution service arrangement. Fortunato N. Valenti, one of our former directors, is the Chief Executive Officer of RA Patina and Richard Stockinger, also one of our former directors, is the President of RA Patina.

6.                                      Impact of Recently Issued Accounting Principles

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting far Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning December 31, 2007 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning December 31, 2007 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of April 1, 2007 we operated 194 restaurants, of which 160 are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants, LLC and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

El Torito, El Torito Grill, Acapulco and Chevys, our primary restaurant concepts, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 16 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; Who Song & Larry’s; and Fuzio Universal Pasta.

In 2006 we opened six restaurants: three El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California and a Chevys restaurant in New York. In 2007 we opened an El Torito Grill restaurant in Anaheim, CA. We also have in the past, and may in the future, convert select restaurants to the El Torito or Chevys brand and divest underperforming restaurants.

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

Amortization of favorable lease asset and unfavorable lease liability, net, represents the amortization of the asset in excess of the approximate fair market value and the liability in excess of the approximate fair market value of the leases assumed as of August 21, 2006, the date of the Merger of the Company.  The amounts are being amortized over the remaining primary terms of the underlying leases.

Legal settlement costs include amounts paid or accrued to settle various legal actions against the Company, excluding costs to defend the actions.

Pre-opening costs are expensed as incurred and include costs associated with the opening of a new restaurant or the conversion of an existing restaurant to a different concept.

Goodwill is deemed to have an indefinite life and is subject to an annual impairment test.  Other intangible assets are amortized over their useful lives in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended

April 1, 2007 and March 26, 2006 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of April 1, 2007, we had 184 restaurants that met this criterion.

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

For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Note 4 of the Consolidated Financial Statements in our report on Form 10-K filed for the fiscal year ended December 31, 2006.

Results of Operations

The discussion of and the results of operations for the 13 weeks (“first quarter”) ended April 1, 2007 and March 26, 2006 is and are based on the results for the 13 week Successor period from January 1, 2007 to April 1, 2007 and the 13 week Predecessor period from December 26, 2005 to March 26, 2006.  Because of purchase accounting adjustments to the fair market value of long-term assets and long-term liabilities, certain amounts may not be comparable between the periods ended April 1, 2007 and March 26, 2006.

Our operating results for the 13 week periods ended April 1, 2007 and March 26, 2006 are expressed as a percentage of total revenues below:

	13 Weeks Ended
	Successor	Predecessor
	April 1, 2007	March 26, 2006
Total revenues	100.0%	100.0%
Cost of sales	23.7	23.6
Labor	35.9	34.7
Direct operating and occupancy expense	26.1	26.3
Total operating costs	85.7	84.7
General and administrative expense	5.5	5.0
Depreciation	4.2	3.3
Legal settlement costs	0.1	1.5
Pre-opening costs	0.3	0.2
Operating income	4.2	5.4
Interest expense	3.5	4.4
Income before tax provision	0.6	1.0
Net income	0.4	0.6

Thirteen weeks ended April 1, 2007 compared to the thirteen weeks ended March 26, 2006

Total Revenues. Total revenues increased by $0.9 million, or 0.7%, to $138.5 million in the first quarter of 2007 from $137.6 million in the first quarter of 2006 due to a $0.5 million increase in restaurant revenues, a $0.4 million increase in other revenues and a $0.07 million increase in royalty and franchise fees. The increase in restaurant revenues was partially due to comparable store sales increases of 0.3% in the quarter and new restaurant openings. The increase in comparable store sales was partially driven by a 1.2% average menu price increase in all brands that was implemented in January 2007.  The increase in other revenues was primarily due to an increase in sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.

Cost of Sales. Total cost of sales of $32.8 million in the first quarter of 2007 increased $0.3 million or 0.9% as compared to the first quarter of 2006. As a percentage of total revenues, cost of sales increased to 23.7% for the first quarter of 2007 from 23.6% for the first quarter of 2006. This increase was due to higher commodity costs resulting from weather conditions combined with higher costs associated with the increase in sales to outside customers by our distribution facility.

Labor. Labor costs of $49.7 million in the first quarter of 2007 increased by $1.9 million or 3.9% as compared to the first quarter of 2006. As a percentage of total revenues, labor costs increased to 35.9% in the first quarter of 2007 from 34.7% in the first quarter of 2006.This increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate.  Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $36.2 million in the first quarter of 2007 was relatively unchanged versus the first quarter of 2006. Direct operating and occupancy expense as a percentage of sales decreased to 26.1% in the first quarter of 2007 from 26.3% in the first quarter of 2006.

General and Administrative Expense. General and administrative expense of $7.7 million in the first quarter of 2007 increased by $0.8 million or 12.2% as compared to the first quarter of 2006 primarily due to increased expenditure levels for legal expenses related to litigation and an increase in salary and wage rates. General and administrative expense as a percentage of sales increased to 5.5% in the first quarter of 2007 from 5.0% in the first quarter of 2006.

Depreciation and amortization. Depreciation and amortization expense of $5.8 million in the first quarter of 2007 increased $1.2 million or 27.2% as compared to the first quarter of 2006.  As a percentage of total revenues, depreciation and amortization increased to 4.2% for the first quarter of 2007 from 3.3% for the first quarter of 2006. The increase in expense is due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value required under purchase accounting rules due to the Merger on August 21, 2006.

Amortization of favorable lease asset and unfavorable lease liability, net. Amortization expense was $(0.3) million in the first quarter of 2007 and nil in the first quarter of 2006. The favorable lease asset and unfavorable lease liability were recorded on the Merger date of August 21, 2006 as part of the allocation of the fair market value of the assets purchased and the liabilities assumed in the Merger and accordingly, there was no amortization in the first quarter of 2006. Amortization is based on the remaining life of the primary term of the underlying leases.

Legal Settlement Costs. Legal settlement costs of $0.2 million in the first quarter of 2007 decreased by $1.9 million or 91.8% in the first quarter of 2007 as compared to the first quarter of 2006. The legal settlement expense in the first quarter of 2006 related to lawsuits filed against us in 2004 and 2006.

Interest Expense. Interest expense of $4.8 million in the first quarter of 2007 decreased $1.2 million or 19.4% as compared to the first quarter of 2006 primarily due to a $10.0 million reduction in our senior unsecured credit facility, a reduction in the interest rate on our senior unsecured credit facility from 14.17% in the first quarter of 2006 to 10.35% in the first quarter of 2007.  As a percentage of total revenues, interest expense was 3.5% in the first quarter of 2007 and 4.4% in the first quarter of 2006.

Income tax provision. The income tax provision for the first quarter of 2007 and 2006 was based on estimated annual effective tax rates. A rate of 41.8% was applied to the first quarter of 2007 versus a rate of 39.8% in the first quarter of 2006. The rates are comprised of the combined federal and state statutory rates.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness, including capital lease obligations and excluding unamortized debt premium, at April 1, 2007 was $180.7 million, and we had $6.3 million of revolving credit availability under our revolving credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Working Capital and Cash Flows

We presently have, in the past have had, and in the future are likely to have, negative working capital balances. The working capital deficit principally is the result of accounts payable and accrued liabilities being in excess of current asset levels. The largest components of our accrued liabilities include reserves for our self-insured workers’ compensation and general liability insurance programs, accrued compensation and related employee benefits costs, sales and property taxes and gift certificate and gift card liabilities. We receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for capital expenditures and debt service payments under our existing indebtedness.

Operating Activities. We had net cash provided by operating activities of $4.4 million for the quarter ended April 1, 2007 compared with net cash provided by operating activities of $9.4 million for the quarter ended March 26, 2006. The decrease in cash provided by operating activities was primarily attributable to a decrease in accounts payable and other accrued liabilities. The decrease in accounts payable and other accrued liabilities is the result of the change in our period end date from March 26th in 2006 to April 1st in 2007, and the resultant timing difference in the accruals for and payments of property taxes, sales taxes, payroll and rent.

Investing Activities. We had net cash used in investing activities, comprised entirely of additions to property and equipment, of $4.7 million and $3.3 million for the quarters ended April 1, 2007 and March 26, 2006, respectively. The $1.4 million increase in cash used in investing activities was primarily due to an increase in expenditures for the construction of new restaurants as in 2006 we had one new restaurant under construction and currently in 2007 we had two under construction.

We expect to make capital expenditures totaling approximately $26.0 million in fiscal year 2007. Approximately $3.5 million is expected to be spent on restaurant remodels and refurbishment and approximately $10.4 million is expected to be used to build or complete the building of up to six new El Torito, El Torito Grill or Chevys restaurants. We expect pre-opening expenses associated with the new restaurants to total approximately $1.2 million. We expect fiscal year 2007 capital expenditures for information technology to be approximately $2.3 million, including approximately $1.5 million for restaurant point of sale and back office equipment. In 2007, we will move the existing manufacturing facility of Real Mex Foods, Inc. to a new, larger, location and expect the cost to finish out and equip the new facility to be approximately $3.3 million. Maintenance capital expenditures for our restaurants are expected to be approximately $6.5 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures from cash flow from operations, available cash, available borrowings under our senior secured revolving credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash provided by financing activities of $0.1 million in the quarter ended April 1, 2007 compared with net cash used in financing activities of $0.1 million in the quarter ended March 26, 2006. The increase in cash provided by financing activities was primarily due to the net borrowing under our New Senior Secured Revolving Credit Facility in 2007 versus no borrowing in 2006.

Debt and Other Obligations

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. . (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.)  Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after April 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at April 1, 2007.

We can redeem our senior secured notes on or after April 1, 2007. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

On September 19, 2006, the Company commenced a change of control offer (the “Offer”) to purchase any or all of its notes that remain outstanding under the indenture dated March 31, 2004 by and among the Company, the guarantors thereto and Wells Fargo Bank, National Association, as trustee. The Offer was made pursuant to Section 4.15 of the indenture as the Merger constituted a “change of control” under the indenture. In accordance with the terms of the indenture, the Company offered to repurchase the notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes or portion of notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, the date of payment, upon the terms and subject to the conditions of the Offer. The Offer expired on October 19, 2006. No notes were tendered pursuant to the Offer and as of the expiration date of the Offer, $105.0 million aggregate principal amount of notes remained outstanding.

As a result of the Merger and under purchase accounting rules we recorded $4.2 million of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value. The premium is amortized to interest expense over the remaining life of the debt.

Senior Secured Revolving Credit Facilities. In 2004, the Company entered into an amended and restated revolving credit agreement providing for $30.0 million of senior secured credit facilities. The revolving credit agreement included a $15.0 million letter of credit facility and a $15.0 million revolving credit facility that could be used for letters of credit.

On October 5, 2006, the Company entered into a new amended and restated revolving credit facility, pursuant to which the existing $15.0 million revolving credit facility and $15.0 million letter of credit facility, was increased to a $15.0 million revolving credit facility (the “Old Senior Secured Revolving Credit Facility”) and a $25.0 million letter of credit facility (the “Old Senior Secured Letter of Credit Facility”, together with the Old Senior Secured Revolving Credit Facility, the “Old Senior Secured Revolving Credit Facilities”) maturing on October 5, 2008, pursuant to which the Lenders agreed to make loans to the Company and its subsidiaries (all of the proceeds of which were to be used for working capital purposes) and issue letters of credit on behalf of the Company and its subsidiaries.

On January 29, 2007, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Old Senior Secured Revolving Credit Facilities were refinanced with a new agent and administrative agent, General Electric Capital Corporation, and a new $15.0 million revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and $25.0 million letter of credit facility (the “New Senior Secured Letter of Credit Facility”, together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009, were put into place, pursuant to which the lenders agree to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations.  Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement.  The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions.  In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of April 1, 2007, there was $8.7 million outstanding under the New Senior Secured Revolving Credit Facility.

Our New Senior Secured Revolving Credit Facilities contain various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. We are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity. Pursuant to the terms of the Senior Secured Revolving Credit Facilities, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

As of April 1, 2007, under the terms of the agreement, the Cash Flow Ratio covenant was not, and the lender has waived such noncompliance. The Company was in compliance with all other specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at April 1, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of April 1, 2006, the interest rate on the New Senior Unsecured Credit Facility term loan was 10.35%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at April 1, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of April 1, 2007, the principal amount due on the mortgage was $0.7 million.

Interest rates for the Company’s long-term debt are shown the following table:

	April 1, 2007	December 31, 2006
Senior secured notes due 2010	10.00%	10.25%
Senior Secured Revolving Credit Facility	7.57 to 9.00%	8.25%
Senior Unsecured Credit Facility	10.35%	10.35%
Mortgage	9.28%	9.28%

Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 10.0%. As of April 1, 2007, the principal amount due relating to capital lease obligations was $0.9 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,200 to $7,000 per month. The capital lease obligations mature between 2009 and 2025.

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

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of April 1, 2007, we had $65.0 million outstanding under our Senior Unsecured Credit Facility and $8.7 million outstanding under our New Senior Secured Revolving Credit Facility. A hypothetical 10% fluctuation in interest rates, as of April 1, 2007, would result in an after tax reduction of $0.5 million in earnings on an annualized basis.

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

Item 1A. Risk Factors

No material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.2

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

REAL MEX RESTAURANTS, INC.

Dated: May 10, 2007	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: May 10, 2007	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (principal financial officer)