Form 10-Q
period 2007-07-01
Real Mex Restaurants, Inc.
filed 2007-08-13
CIK 1289480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended July 1, 2007

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
☐ Yes  ☒ No

As of August 8, 2007, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

Unless otherwise provided in this report, references to “we”, “us”, “our” and “Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Real Mex Restaurants, Inc.
Consolidated Balance Sheets
(in thousands, except for share data)

	July 1, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,491	$2,710
Trade receivables, net	10,185	8,604
Other receivables	3,305	1,572
Related party receivables	5,374	3,591
Inventories	12,103	10,565
Prepaid expenses and other current assets	7,216	6,037
Current portion of favorable lease asset, net	3,665	4,910
Deferred tax asset	6,210	8,265
Total current assets	50,549	46,254

Property and equipment, net	93,793	90,802
Goodwill	286,938	277,461
Deferred charges, net	3,767	3,939
Deferred tax asset	863	1,149
Favorable lease asset, less current portion, net	12,998	17,753
Other assets	9,445	9,777
Total assets	$458,353	$447,135

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,244	$23,354
Accrued self-insurance reserves	15,605	15,877
Accrued compensation and benefits	16,244	15,576
Other accrued liabilities	16,942	18,469
Current portion of long-term debt	9,545	9,573
Current portion of capital lease obligations	235	224
Total current liabilities	84,815	83,073

Long-term debt, less current portion	172,672	173,345
Capital lease obligations, less current portion	643	763
Unfavorable lease asset, less current portion, net	5,129	2,514
Other liabilities	5,650	3,363
Total liabilities	268,909	263,058

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at July 1, 2007 and December 31, 2006	—	—
Additional paid-in capital	200,867	199,124
Accumulated deficit	(11,423)	(15,047)
Total stockholders’ equity	189,444	184,077
Total liabilities and stockholders’ equity	$458,353	$447,135

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues:
Restaurant revenues	$139,882	$138,561	$270,177	$268,359
Other revenues	8,675	7,067	15,876	13,907
Royalty and franchise fees	1,018	1,064	2,033	2,008
Total revenues	149,575	146,692	288,086	284,274
Costs and expenses:
Cost of sales	36,296	34,156	69,122	66,694
Labor	52,230	49,211	101,906	97,018
Direct operating and occupancy expense	38,191	34,945	74,364	71,122
General and administrative expense	8,057	7,412	15,738	14,258
Depreciation and amortization	6,138	4,831	11,916	9,355
Legal settlement costs	156	736	322	2,758
Pre-opening costs	466	170	856	443

Operating income	8,041	15,230	13,862	22,625

Other income (expense):
Interest expense	(4,842)	(6,083)	(9,688)	(12,095)
Other income, net	1,952	303	1,858	354

Total other expense, net	(2,890)	(5,780)	(7,830)	(11,741)

Income before income tax provision	5,151	9,450	6,032	10,884

Income tax provision	2,040	3,911	2,408	4,482

Net income	3,111	5,539	3,624	6,402

Redeemable preferred stock accretion	—	(3,898)	—	(7,796)

Net income (loss) attributable to common stockholders	$3,111	$1,641	$3,624	$(1,394)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	Successor	Predecessor
	July 1, 2007	June 25, 2006
Operating activities
Net income	$3,624	$6,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,455	9,355
Amortization of:
Favorable lease asset and unfavorable lease liability, net	461	—
Debt premium	(977)	—
Deferred financing costs	874	884
Gain on disposal of property and equipment	(681)	(19)
Deferred tax asset	2,341	2,582
Other	232	—
Changes in operating assets and liabilities:
Trade and other receivables	(3,314)	(132)
Inventories	(1,538)	(188)
Prepaid expenses and other current assets	(1,064)	(1,069)
Related party receivable	(1,783)	—
Deferred charges, net	(168)	(11)
Other assets	185	479
Accounts payable and accrued liabilities	609	1,091
Other liabilities	2,291	1,050
Net cash provided by operating activities	12,547	20,424

Investing activities
Additions to property and equipment	(17,890)	(12,258)
Sale of Fuzio trademark	1,200	—
Net proceeds from disposal of property and equipment	4,682	—
Chevys Acquisition (acquired in 2005)	—	(1,553)
Net cash used in investing activities	(12,008)	(13,811)

Financing activities
Net repayment under revolving credit facility	(800)	—
Borrowings under long-term debt agreements	981	—
Payments on long-term debt agreements and capital lease obligations	(405)	(130)
Payment of financing costs	(534)	—
Net cash used in financing activities	(758)	(130)
Net (decrease) increase in cash and cash equivalents	(219)	6,483

Cash and cash equivalents at beginning of period	2,710	14,871
Cash and cash equivalents at end of period	$2,491	$21,354

Supplemental disclosure of cash flow information
Interest paid	$10,092	$11,154
Income taxes paid	$133	$42

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
July 1, 2007
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

Real Mex Restaurants, Inc., primarily through its major subsidiaries El Torito Restaurants, Inc. (El Torito), Chevys Restaurants, LLC (Chevys) and Acapulco Restaurants, Inc. (Acapulco), operated 190 restaurants as of July 1, 2007, of which 157 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. Real Mex Restaurants, Inc.’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.

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

2.             Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”).  The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).  On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement.  On August 21, 2006 (the “Effective Time”), the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into Real Mex Restaurants, Inc., with Real Mex Restaurants, Inc. continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding.  The net purchase price of Real Mex Restaurants, Inc. was $199.1 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus $4.5 million in working capital and other adjustments plus direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $7.6 million. Pursuant to the Merger Agreement, $6.0 million of the Merger Consideration is being held in escrow. Indebtedness assumed included accrued interest and the purchase price is subject to adjustment based on certain other adjustments.  As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex Restaurants, Inc. was converted into the right to receive a portion of the purchase price, and all Real Mex Restaurants, Inc. stock options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding.  Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling stockholder of Real Mex Restaurants, Inc.  As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the Merger Agreement filed with the Securities and Exchange Commission as Exhibit 10.1 to Form 8-K (File No. 333-116310) on August 23, 2006 and incorporated by reference herein.

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

The following table presents the allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values (in thousands):

Cash and cash equivalents	$29,270
Trade and other accounts receivable	11,625
Inventories	10,012
Other current assets	5,615
Property and equipment	88,997
Deferred tax asset	6,196
Other assets	35,281
Goodwill	288,138
Total assets acquired	475,134

Accounts payable and accrued liabilities	20,881
Long-term debt	186,057
Other liabilities	67,329
Total liabilities assumed	274,267
Net assets acquired	$200,867

3.             Long-Term Debt

Long-term debt consists of the following:

	July 1, 2007	December 31, 2006
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	3,223	3,809
Senior Secured Revolving Credit Facility	7,150	7,950
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	687	711
Other	1,157	448
	182,217	182,918

Less current portion	(9,545)	(9,573)

	$172,672	$173,345

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after July 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at July 1, 2007.

We can redeem our senior secured notes at any time after April 1, 2007. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

On September 19, 2006, the Company commenced a change of control offer (the “Offer”) to purchase any or all of its notes that remained outstanding under the indenture dated March 31, 2004 by and among the Company, the guarantors thereto and Wells Fargo Bank, National Association, as trustee. The Offer was made pursuant to Section 4.15 of the indenture as the Merger constituted a “change of control” under the indenture. In accordance with the terms of the indenture, the Company offered to repurchase the notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes or portion of notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, the date of payment, upon the terms and subject to the conditions of the Offer. The Offer expired on October 19, 2006. No notes were tendered pursuant to the Offer and as of the expiration date of the Offer, $105.0 million aggregate principal amount of notes remained outstanding.

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

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations.  Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement.  The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions.  In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old

Senior Secured Revolving Credit Facility. As of July 1, 2007, there was $7.2 million outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. Under the terms of the Second Amended and Restated Credit Agreement we are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity. Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

As of July 1, 2007, under the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio covenant was not met, and the lender has waived such noncompliance. The Cash Flow Ratio covenant was not met due to non-cash purchase price adjustments made to the balances of deferred tax assets, prepaid expenses and the current portion of favorable lease assets related to the Merger of the Company in August 2006.  If the non-cash purchase price adjustments are ignored, the Company would have been in compliance with the Cash Flow Ratio covenant. The Company was in compliance with all other specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at July 1, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of July 1, 2007, the interest rate on the New Senior Unsecured Credit Facility term loan was 10.41%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at July 1, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of July 1, 2007, the principal amount due on the mortgage was $0.7 million.

Interest rates for the Company’s long-term debt are shown the following table:

	July 1, 2007	December 31, 2006
Senior secured notes due 2010	10.00%	10.25%
Senior Secured Revolving Credit Facility	7.57 to 9.00%	8.25%
Senior Unsecured Credit Facility	10.41%	10.35%
Mortgage	9.28%	9.28%
Other	6.45 to 7.75%	7.75%

4.             Capitalization

Common Stock

The Company is authorized to issue 1,000 shares of common stock. At July 1, 2007 and December 31, 2006, there were 1,000 shares of common stock authorized, issued and outstanding.

Redeemable Preferred Stock-Predecessor

Prior to the Merger, the Company was authorized to issue 100,000 shares of Preferred Stock. Shares were issued upon approval of the board of directors and all outstanding shares of Preferred Stock were redeemable at any time at the option of the Company, subject to restrictions under certain debt covenants.

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

The liquidation preference on the Series A, Series B and Series C accreted at the stated rates on the liquidation preference value thereof; dividends (representing accreted liquidation preference) were to be paid from legally available funds, when and if declared by the board of directors. Dividends were payable only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the applicable series of preferred stock. Accretion of the liquidation preference on the redeemable preferred stock was reflected as an increase in the preferred stock values and an increase in the accumulated deficit. Accretion of the liquidation preference on the Redeemable Preferred Stock during the three month and six month Predecessor periods ended June 25, 2006 was $3.9 million and $7.8 million, respectively. In the Predecessor periods, net loss attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduced net income attributable to common stockholders for the period.

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

In accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounted for the stock-based compensation plans using the intrinsic value-based measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income in the periods ended June 25, 2006, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant rate as prescribed by SFAS No. 148, there would have been no pro forma effects to net income in the Successor period from January 1, 2007 to July 1, 2007 or the Predecessor period from December 26, 2005 to June 25, 2006.

5.             Related Party Transactions

Successor Transactions

The Company has a Management Services Agreement (the Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $0.5 million or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income.  EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $0.1 million or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $0.2 million in the three month period ended July 1, 2007 and $0.3 million in the six month period ended July 1, 2007, were recorded as general and administrative expense. Additionally, the Company prepaid $0.1 million in fees under the agreement for the third quarter of 2007.

In September 2006, the Company made a dividend distribution of $10.0 million to RM Restaurant Holding, its parent, which was recorded as a reduction to retained earnings. The Company has also made subsequent additional distributions to and on behalf of RM Restaurant Holding aggregating $5.3 million and has recorded the distributions as a related party receivable.

Predecessor Transactions

The Company had an Amended and Restated Management Agreement dated June 28, 2000 with two of its former stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders were paid annual fees equating to .667% and ..333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 was terminated in connection with the Merger. Expenses relating to the agreement of $0.2 million in the three months ended June 25, 2006 and $0.3 million in the six months ended June 25, 2006 were recorded as general and administrative expense.

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

7.             Other Events

In May 2007, the Company sold four Company-owned Fuzio restaurants to a franchisee, entered into a management agreement with the franchisee on a fifth Company-owned Fuzio restaurant and sold the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee (the “Fuzio Transaction”). The selling price of $4.9 million in cash included $0.7 million in prepaid management fees associated with the management agreement. The management fees will be amortized over seven years. Concurrent with the sale, the Company purchased three franchised Chevys restaurants from the franchisee for $3.1 million in cash.

The Company recorded a gain of $1.5 million on the disposal of the assets of the Fuzio Transaction. The gain is included in other income on the consolidated statements of operations and has been recorded net of associated expenses and remaining net book value of the assets transferred.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of July 1, 2007 we operated 190 restaurants, of which 157 were located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants, LLC and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

El Torito, El Torito Grill, Acapulco and Chevys, our primary restaurant concepts, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate nine additional restaurant locations, all of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; and Who Song & Larry’s.

In 2007 we have opened three restaurants: an El Torito Grill restaurant in Anaheim, CA and El Torito restaurants in Rancho Cucamonga, CA and Santa Ana, CA. In 2006 we opened six restaurants: three El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California and a Chevys restaurant in New York. We also have in the past, and may in the future, convert select restaurants to the El Torito or Chevys brand and divest underperforming restaurants.

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

Depreciation and amortization principally includes depreciation of capital expenditures for restaurants and also includes amortization of favorable lease asset and unfavorable lease liability, net.

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

Other income includes gains on the disposal of assets and other miscellaneous income and expense.

Goodwill is deemed to have an indefinite life and is subject to an annual impairment test.  Other intangible assets are amortized over their useful lives in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended July 1, 2007 and June 25, 2006 consist of thirteen weeks. The six months ended July 1, 2007 and June 25, 2006 consist of 26 weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of July 1, 2007, we had 177 restaurants that met this criterion.

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

Results of Operations

The discussion of and the results of operations for the 13 weeks (“second quarter” or “three months”) ended July 1, 2007 and June 25, 2006 is and are based on the results for the 13 week Successor period from April 2, 2007 to July 1, 2007 and the 13 week Predecessor period from March 27, 2006 to June 25, 2006.  The discussion of and the results of operations for the 26 weeks (“six months”) ended July 1, 2007 and June 25, 2006 is and are based on the results for the 26 week Successor period from January 1, 2007 to July 1, 2007 and the 26 week Predecessor period from December 26, 2005 to June 25, 2006. Because of purchase accounting adjustments to the fair market value of long-term assets and long-term liabilities, certain amounts may not be comparable between the three and six month periods ended July 1, 2007 and June 25, 2006.

Our operating results for the three and six months ended July 1, 2007 and June 25, 2006 are expressed as a percentage of total revenues below:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.3	23.3	24.0	23.5
Labor	34.9	33.5	35.4	34.1
Direct operating and occupancy expense	25.5	23.8	25.8	25.0
Total operating costs	84.7	80.7	85.2	82.6
General and administrative expense	5.4	5.1	5.5	5.0
Depreciation and amortization	4.1	3.3	4.1	3.3
Legal settlement costs	0.1	0.5	0.1	1.0
Pre-opening costs	0.3	0.1	0.3	0.2
Operating income	5.4	10.4	4.8	8.0
Interest expense	3.2	4.1	3.4	4.3
Total other expense, net	1.9	3.9	2.7	4.1
Income before tax provision	3.4	6.4	2.1	3.8
Net income	2.1	3.8	1.3	2.3

Three months ended July 1, 2007 compared to the three months ended June 25, 2006

Total Revenues. Total revenues increased by $2.9 million, or 2.0%, to $149.6 million in the second quarter of 2007 from $146.7 million in the second quarter of 2006 due to a $1.3 million increase in restaurant revenues and a $1.6 million increase in other revenues. The increase in restaurant revenues was due to comparable store sales increases of 1.3% in the quarter and sales from new restaurant openings partially reduced by restaurant closures. The increase in comparable store sales was primarily driven by a 1.6% average menu price increase in all brands that was implemented in January 2007.  The increase in other revenues was primarily due to an increase in sales to existing outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.

Cost of Sales. Total cost of sales of $36.3 million in the second quarter of 2007 increased $2.1 million or 6.3% as compared to the second quarter of 2006. As a percentage of total revenues, cost of sales increased to 24.3% in the second quarter of 2007 from 23.3% in the second quarter of 2006. The increase was primarily due to higher beef, chicken and produce commodity costs in our restaurants.

Labor. Labor costs of $52.2 million in the second quarter of 2007 increased by $3.0 million or 6.1% as compared to the second quarter of 2006. As a percentage of total revenues, labor costs increased to 34.9% in the second quarter of 2007 from 33.5% in the second quarter of 2006.  This increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with annual management salary increases.  Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $38.2 million in the second quarter of 2007 increased by $3.2 million or 9.3% as compared to the second quarter of 2006.  Direct operating and occupancy expense as a percentage of sales increased to 25.5% in the second quarter of 2007 from 23.8% in the second quarter of 2006 primarily due to an increase in expenditures for advertising and promotion and an increase in rent expense resulting from lease renewals and rent for new restaurants.

General and Administrative Expense. General and administrative expense of $8.1 million in the second quarter of 2007 increased by $0.6 million or 8.7% as compared to the second quarter of 2006 primarily due to increased expenditures for legal expenses related to employee class action litigation and an increase in salaries due to merit increases in the fourth quarter of 2006. General and administrative expense as a percentage of sales increased to 5.4% in the second quarter of 2007 from 5.1% in the second quarter of 2006.

Depreciation and amortization. Depreciation and amortization expense of $6.1 million in the second quarter of 2007 increased $1.3 million or 27.0% as compared to the second quarter of 2006.  As a percentage of total revenues, depreciation and amortization increased to 4.1% in the second quarter of 2007 from 3.3% in the second quarter of 2006. The increase in expense is due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value and net favorable lease asset and unfavorable lease liability amortization required under purchase accounting rules due to the Merger on August 21, 2006 and depreciation on the assets of new restaurants.

Legal Settlement Costs. Legal settlement costs of $0.2 million in the second quarter of 2007 decreased by $0.6 million or 78.8% in the second quarter of 2007 as compared to the second quarter of 2006. The legal settlement expense in the second quarter of 2006 related to lawsuits filed against us in 2004 and 2006.

Interest Expense. Interest expense of $4.8 million in the second quarter of 2007 decreased $1.2 million or 20.4% as compared to the second quarter of 2006 primarily due to a $10.0 million reduction in our senior unsecured credit facility and a reduction in the weighted average interest rate on our senior unsecured credit facility from 14.26% in the second quarter of 2006 to 10.36% in the second quarter of 2007.  As a percentage of total revenues, interest expense was 3.2% in the second quarter of 2007 and 4.1% in the second quarter of 2006.

Other Income. Other income of $2.0 million in the second quarter of 2007 increased by $1.7 million as compared to the second quarter of 2006. The increase in other income was primarily the result of a $1.5 million gain on the sale of the assets, net of associated expenses, of four Company-owned Fuzio restaurants to a franchisee and the sale of the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee.

Income tax provision. The income tax provision for the second quarter of 2007 and 2006 was based on estimated annual effective tax rates. A rate of 39.6% was applied to the second quarter of 2007 versus a rate of 41.4% in the second quarter of 2006. The rates are comprised of the combined federal and state statutory rates.

Six months ended July 1, 2007 compared to the six months ended June 25, 2006

Total Revenues. Total revenues increased by $3.8 million, or 1.3%, to $288.1 million in the first six months of 2007 from $284.3 million in the first six months of 2006 due to a $1.8 million increase in restaurant revenues, a $2.0 million increase in other revenues. The increase in restaurant revenues was primarily due to comparable store sales increases of 0.8% and sales from new restaurant openings which were partially offset by restaurant closures. The increase in comparable store sales was primarily driven by a 1.6% average menu price increase in all brands that was implemented in January 2007.  The increase in other revenues was primarily due to an increase in sales to outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.

Cost of Sales. Total cost of sales of $69.1 million in the first six months of 2007 increased $2.4 million or 3.6% as compared to the first six months of 2006. As a percentage of total revenues, cost of sales increased to 24.0% in the first six months of 2007 from 23.5% in the first six months of 2006. This increase was due to higher beef, chicken and produce commodity costs in our restaurants.

Labor. Labor costs of $101.9 million in the first six months of 2007 increased by $4.9 million or 5.0% as compared to the first six months of 2006. As a percentage of total revenues, labor costs increased to 35.4% in the first six months of 2007 from 34.1% in the first six months of 2006.  This increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with annual management salary increases.  Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $74.4 million in the first six months of 2007 increased by $3.2 million or 4.6% as compared to the first six months of 2006. Direct operating and occupancy expense as a percentage of sales increased to 25.8% in the first six months of 2007 from 25.0% in the first six months of 2006 primarily due to an increase in expenditures for advertising and promotion and an increase in rent expense resulting from lease renewals and rent for new restaurants.

General and Administrative Expense. General and administrative expense of $15.7 million in the first six months of 2007 increased by $1.5 million or 10.4% as compared to the first six months of 2006 primarily due to increased expenditures for legal expenses related to employee class action litigation and an increase in salaries due to merit increases in the fourth quarter of 2006. General and administrative expense as a percentage of sales increased to 5.5% in the first six months of 2007 from 5.0% in the first six months of 2006.

Depreciation and amortization. Depreciation and amortization expense of $11.9 million in the first six months of 2007 increased $2.5 million or 27.4% as compared to the first six months of 2006.  As a percentage of total revenues, depreciation and amortization increased to 4.1% in the first six months of 2007 from 3.3% in the first six months of 2006. The increase in expense is due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value and net favorable lease asset and unfavorable lease liability amortization required under purchase accounting rules due to the Merger on August 21, 2006 and depreciation on the assets of new restaurants.

Legal Settlement Costs. Legal settlement costs of $0.3 million in the first six months of 2007 decreased by $2.4 million or 88.3% in the first six months of 2007 as compared to the first six months of 2006. The legal settlement expense in the first six months of 2006 related to lawsuits filed against us in 2004 and 2006.

Other Income. Other income, net, of $1.9 million in the first six month of 2007 increased by $1.5 million as compared to the first six month of 2006. The increase in other income was primarily the result of a $1.5 million gain on the sale of the assets, net of associated expenses, of four Company-owned Fuzio restaurants to a franchisee and the sale of the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee.

Interest Expense. Interest expense of $9.7 million in the first six months of 2007 decreased $2.4 million or 19.9% as compared to the first six months of 2006 primarily due to a $10.0 million reduction in our senior unsecured credit facility and a reduction in the weighted average interest rate on our senior unsecured credit facility from 14.21% in the first six months of 2006 to 10.36% in the first six months of 2007.  As a percentage of total revenues, interest expense was 3.4% in the first six months of 2007 and 4.3% in the first six months of 2006.

Income tax provision. The income tax provision for the first six months of 2007 and 2006 was based on estimated annual effective tax rates. A rate of 39.9% was applied to the first six months of 2007 versus a rate of 41.2% in the first six months of 2006. The rates are comprised of the combined federal and state statutory rates.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness, including capital lease obligations, at July 1, 2007 was $183.0 million, and we had $7.9 million of revolving credit availability under our revolving credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $12.5 million and $20.4 million in the six months ended July 1, 2007 and June 25, 2006, respectively. The decrease in cash provided by operating activities was primarily attributable to an increase in receivables for landlord tenant allowances of $0.9 million, an increase in receivables for workers’ comp claims in excess of the plan deductible of $0.3 million, an increase in receivables from outside customers of Real Mex Foods of $1.1 million due to the addition of new customers, an increase in receivables due to the timing of receipts of certain recurring rebates and other items of $1.0 million,  an increase of $0.5 million in furniture and equipment inventories purchased for the future remodel of existing restaurants, an increase in inventories used to supply the new outside customers of Real Mex Foods of $1.4 million and an increase in advance to our parent company of $1.8 million.

Investing Activities. We had net cash used in investing activities of $12.0 million and $13.8 million in the six months ended July 1, 2007 and June 25, 2006, respectively. The $1.8 million reduction in cash used in investing activities was primarily due to an increase in capital expenditures of $5.6 million, primarily resulting from a $3.0 million acquisition of three Chevys stores from a franchisee and $1.4 million in expenditures for the partial cost of finishing out and equipping a new, larger manufacturing facility of Real Mex Foods, Inc. The increase in expenditures was offset by $5.8 million in proceeds primarily from the sale of five Fuzio restaurants and the Fuzio trademark to a franchisee and an unrelated sale of Company owned land. In addition, the Company used $1.6 million in 2006 related to an acquisition that occurred in 2005.

We expect to make capital expenditures totaling approximately $25.8 million in fiscal year 2007. Approximately $3.5 million is expected to be spent on restaurant remodels and refurbishment and approximately $10.2 million is expected to be used to purchase, build or complete the building of up to five new El Torito, El Torito Grill or Chevys restaurants. We expect pre-opening expenses associated with the new restaurants to total approximately $1.2 million. We expect fiscal year 2007 capital expenditures for information technology to be approximately $2.3 million, including approximately $1.5 million for restaurant point of sale and back office equipment. In 2007, we will move the existing manufacturing facility of Real Mex Foods, Inc. to a new, larger, location and expect the cost to finish out and equip the new facility to be approximately $3.3 million. Maintenance capital expenditures for our restaurants are expected to be approximately $6.5 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures from cash flow from operations, available cash, available borrowings under our senior secured revolving credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash used in financing activities of $0.8 million in the six months ended July 1, 2007 compared with net cash used in financing activities of $0.1 million in the six months ended June 25, 2006. The increase in cash used in financing activities was primarily due to the payment of financing costs associated with the Second Amended and Restated Credit Agreement.

Debt and Other Obligations

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after July 1, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at July 1, 2007.

We can redeem our senior secured notes at any time after April 1, 2007. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

On September 19, 2006, the Company commenced a change of control offer (the “Offer”) to purchase any or all of its notes that remained outstanding under the indenture dated March 31, 2004 by and among the Company, the guarantors thereto and Wells Fargo Bank, National Association, as trustee. The Offer was made pursuant to Section 4.15 of the indenture as the Merger constituted a “change of control” under the indenture. In accordance with the terms of the indenture, the Company offered to repurchase the notes at a purchase price in cash equal to 101% of the aggregate principal amount of the notes or portion of notes validly tendered for payment thereof, plus accrued and unpaid interest up to, but not including, the date of payment, upon the terms and subject to the conditions of the Offer. The Offer expired on October 19, 2006. No notes were tendered pursuant to the Offer and as of the expiration date of the Offer, $105.0 million aggregate principal amount of notes remained outstanding.

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

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations.  Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement.  The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions.  In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of July 1, 2007, there was $7.2 million outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. Under the terms of the Second Amended and Restated Credit Agreement we are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity. Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

As of July 1, 2007, under the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio covenant was not met, and the lender has waived such noncompliance. The Cash Flow Ratio covenant was not met due to non-cash purchase price adjustments made to the balances of deferred tax assets, prepaid expenses and the current portion of favorable lease assets related to the Merger of the Company in August 2006.  If the non-cash purchase price adjustments are ignored, the Company would have been in compliance with the Cash Flow Ratio covenant. The Company was in compliance with all other specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at July 1, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date.  The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of July 1, 2007, the interest rate on the New Senior Unsecured Credit Facility term loan was 10.41%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at July 1, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of July 1, 2007, the principal amount due on the mortgage was $0.7 million.

Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 10.0%. As of July 1, 2007, the principal amount due relating to capital lease obligations was $0.9 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,200 to $7,000 per month. The capital lease obligations mature between 2009 and 2025.

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the federal or applicable state minimum wage, and increases in the minimum wage increase our expenses and reduce our net income. Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which may be subject to inflationary increases. We believe that our current practice of maintaining operating margins through a combination of periodic menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in fiscal years 2007 and 2006 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of July 1, 2007, we had $65.0 million outstanding under our Senior Unsecured Credit Facility and $7.2 million outstanding under our New Senior Secured Revolving Credit Facility. A hypothetical 10% fluctuation in interest rates, as of July 1, 2007, would result in an after tax reduction of $0.4 million in earnings on an annualized basis.

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

REAL MEX RESTAURANTS, INC.

Dated: August 08, 2007	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: August 08, 2007	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (principal financial officer)