Form 10-Q
period 2007-09-30
Real Mex Restaurants, Inc.
filed 2007-11-14
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
☐ Yes  ☒ No

As of November 13, 2007, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Real Mex Restaurants, Inc.

Consolidated Balance Sheets

(in thousands, except for share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,089	$2,710
Trade receivables, net	10,406	8,604
Other receivables	3,011	1,572
Related party receivables	3,488	3,591
Inventories	12,367	10,565
Prepaid expenses and other current assets	10,961	6,037
Current portion of favorable lease asset, net	3,566	4,910
Deferred tax asset	6,653	8,265
Total current assets	52,541	46,254

Property and equipment, net	97,161	90,802
Goodwill	286,938	277,461
Deferred charges, net	3,441	3,939
Deferred tax asset	865	1,149
Favorable lease asset, less current portion, net	12,103	17,753
Other assets	9,363	9,777
Total assets	$462,412	$447,135

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,663	$23,354
Accrued self-insurance reserves	15,247	15,877
Accrued compensation and benefits	11,597	15,576
Other accrued liabilities	19,905	18,469
Current portion of long-term debt	11,842	9,573
Current portion of capital lease obligations	241	224
Total current liabilities	89,495	83,073

Long-term debt, less current portion	172,365	173,345
Capital lease obligations, less current portion	581	763
Unfavorable lease asset, less current portion, net	4,806	2,514
Other liabilities	5,955	3,363
Total liabilities	273,202	263,058

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	201,495	199,124
Accumulated deficit	(12,285)	(15,047)
Total stockholders’ equity	189,210	184,077
Total liabilities and stockholders’ equity	$462,412	$447,135

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands)

	Quarter			Year-to-date
	Successor		Predecessor	Successor		Predecessor
	July 2,	August 21,	June 26	January 1,	August 21,	December 26
	2007 to	2006 to	2006 to	2007 to	2006 to	2005 to
	September 30,	September 24,	August 20,	September 30,	September 24,	August 20,
	2007	2006	2006	2007	2006	2006
Revenues:
Restaurant revenues	$130,859	$48,207	$83,232	$401,036	$48,207	$351,591
Other revenues	10,799	2,804	4,451	26,675	2,804	18,358
Royalty and franchise fees	852	304	595	2,885	304	2,603
Total revenues	142,510	51,315	88,278	430,596	51,315	372,552

Costs and expenses:
Cost of sales	36,588	12,441	20,694	105,710	12,441	87,388
Labor	49,423	18,031	28,730	151,329	18,031	125,748
Direct operating and occupancy expense	38,179	13,135	23,300	112,541	13,135	94,422
General and administrative expense	7,571	2,911	4,635	23,708	2,911	18,893
Depreciation and amortization	6,150	1,899	2,875	18,068	1,899	12,230
Legal settlement costs	62	8	1,422	384	8	4,180
Merger costs	—	157	9,433	—	157	9,434
Pre-opening costs	524	116	467	1,380	116	910
Impairment of property and equipment	—	—	1,197	—	—	1,197

Operating income (loss)	4,013	2,617	(4,475)	17,476	2,617	18,150

Other income (expense):
Interest expense	(4,788)	(2,918)	(3,910)	(14,476)	(2,918)	(16,005)
Other income (expense), net	(178)	245	288	1,680	245	642

Total other expense, net	(4,966)	(2,673)	(3,622)	(12,796)	(2,673)	(15,363)

(Loss) income before income tax provision (benefit)	(953)	(56)	(8,097)	4,680	(56)	2,787

Income tax provision (benefit)	(345)	21	(3,175)	1,918	21	1,307

Net (loss) income before redeemable preferred stock accretion	(608)	(77)	(4,922)	2,762	(77)	1,480

Redeemable preferred stock accretion	—	—	(2,330)	—	—	(10,126)

Net (loss) income attributable to common stockholders	$(608)	$(77)	$(7,252)	$2,762	$(77)	$(8,646)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Successor		Predecessor
	January 1, 2007 to	August 21, 2006 to	December 26, 2005 to
	September 30, 2007	September 24, 2006	August 20, 2006
Operating activities
Net income (loss)	$2,762	$(77)	$1,480
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	16,940	1,899	12,230
Amortization of:
Favorable lease asset and unfavorable lease liability, net	1,128	—	—
Debt premium	(1,270)	—	—
Deferred financing costs	1,190	147	1,179
Gain on disposal of property and equipment	(755)	(14)	(18)
Impairment of property and equipment	—	—	1,197
Tax benefit from employee stock option exercise	—	—	1,799
Stock-based compensation expense	628	—	—
Deferred tax asset	1,896	—	(1,108)
Other	232	—	—
Changes in operating assets and liabilities:
Trade and other receivables	(3,138)	153	(1,071)
Inventories	(1,802)	(154)	(35)
Prepaid expenses and supplies	(4,710)	(753)	(1,525)
Deferred charges, net	(158)	—	(301)
Other assets	168	(202)	912
Accounts payable and accrued liabilities	3,327	(9,493)	14,235
Other liabilities	2,600	329	1,484
Net cash provided by (used in) operating activities	19,038	(8,165)	30,458

Investing activities
Purchases of property and equipment	(26,990)	(2,224)	(15,885)
Sale of Fuzio trademark	1,200	—	—
Net proceeds from disposal of property and equipment	4,662	—	—
Net cash used in investing activities	(21,128)	(2,224)	(15,885)

Financing activities
Net borrowings under revolving credit facility	1,900	—	—
Borrowings under long-term debt agreements	981	—	—
Payments on long-term debt agreements and capital lease obligations	(878)	(23)	(174)
Payment of financing costs	(534)	(110)	—
Dividend paid	—	(10,000)	—
Net cash provided by (used in) financing activities	1,469	(10,133)	(174)
Net (decrease) increase in cash and cash equivalents	(621)	(20,522)	14,399

Cash and cash equivalents at beginning of period	2,710	29,270	14,871
Cash and cash equivalents at end of period	$2,089	8,748	$29,270

Supplemental disclosure of cash flow information
Interest paid	$12,197	$3,409	$11,405
Income taxes paid	$69	$21	$44

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as additional consideration for an acquisition made in 2005	$—	$—	$5,682

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2007
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

Real Mex Restaurants, Inc. (the “Company”), primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”), operated 188 restaurants as of September 30, 2007, of which 156 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. Real Mex Restaurants, Inc.’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.

The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly owned subsidiaries. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with U.S. generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC in our annual report on Form 10-K for the year ended December 31, 2006. We believe that the disclosures included in our accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the our annual report on Form 10-K. The accompanying consolidated balance sheet as of December 31, 2006 has been derived from our audited financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                                      Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”). The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement. On August 21, 2006 (the “Effective Time”), the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into Real Mex Restaurants, Inc., with Real Mex Restaurants, Inc. continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding. The net purchase price of Real Mex Restaurants, Inc. was $200.9 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus $4.6 million in working capital and other adjustments plus direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $9.3 million. Pursuant to the Merger Agreement, $6.0 million of the Merger Consideration is being held in escrow. Indebtedness assumed included accrued interest and the purchase price is subject to adjustment based on certain other adjustments. As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex Restaurants, Inc. was converted into the right to receive a portion of the purchase price, and all Real Mex Restaurants, Inc. stock options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding. Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling stockholder of Real Mex Restaurants, Inc. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

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

The following table presents the allocation of the acquisition costs, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed based on their estimated fair values (in thousands):

Cash and cash equivalents	$29,270
Trade and other accounts receivable	11,625
Inventories	10,012
Other current assets	5,615
Property and equipment	88,997
Deferred tax asset	6,196
Other assets	35,281
Goodwill	288,138
Total assets acquired	475,134

Accounts payable and accrued liabilities	20,881
Long-term debt	186,057
Other liabilities	67,329
Total liabilities assumed	274,267
Net assets acquired	$200,867

3.                                      Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	2,930	3,809
Senior Secured Revolving Credit Facility	9,850	7,950
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	672	711
Other	755	448
	184,207	182,918

Less current portion	(11,842)	(9,573)

	$172,365	$173,345

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after September 30, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at September 30, 2007.

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

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of September 30, 2007, there was $9.9 million outstanding under the New

Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. Under the terms of the Second Amended and Restated Credit Agreement we are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity, except for the fiscal quarters ended September 30, 2007 and December 30, 2007, when compliance with the Cash Flow Ratio is not to be tested. Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at September 30, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of September 30, 2007, the interest rate on the New Senior Unsecured Credit Facility term loan was 10.41%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at September 30, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of September 30, 2007, the principal amount outstanding on the mortgage was $0.7 million.

Interest rates for the Company’s long-term debt are shown in the following table:

	September 30, 2007	December 31, 2006
Senior Secured Notes due 2010	10.00%	10.25%
Senior Secured Revolving Credit Facility	7.40 to 8.50%	8.25%
Senior Unsecured Credit Facility	10.41%	10.35%
Mortgage	9.28%	9.28%
Other	6.45 to 7.75%	7.75%

4.             Capitalization

Common Stock

The Company is authorized to issue 1,000 shares of common stock. At September 30, 2007 and December 31, 2006, there were 1,000 shares of common stock authorized, issued and outstanding.

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

The liquidation preference on the Series A, Series B and Series C accreted at the stated rates on the liquidation preference value thereof; dividends (representing accreted liquidation preference) were to be paid from legally available funds, when and if declared by the board of directors. Dividends were payable only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the applicable series of preferred stock. Accretion of the liquidation preference on the redeemable preferred stock was reflected as an increase in the preferred stock values and an increase in the accumulated deficit. Accretion of the liquidation preference on the Redeemable Preferred Stock during the two month and eight month Predecessor periods ended August 20, 2006 was $2.3 million and $10.1 million, respectively. In the Predecessor periods, net loss attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduced net income attributable to common stockholders for the period.

On August 21, 2006, as a result of the Merger and in accordance with the terms of the Merger Agreement, all issued and outstanding preferred stock was converted into the right to receive a portion of the Merger consideration.

Stock Option Plans

As a result of the Merger and in accordance with the terms of the Merger Agreement all of the Company’s then outstanding vested and unvested stock options were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices thereon, as applicable. Concurrently with the Merger, the Company’s 1998 and 2000 Stock Option Plans were terminated.

In December 2006, the Board of Directors of RM Restaurant Holding (the “Board”), the Company’s parent, adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of the Company’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. In January 2007, the Board issued stock options to certain members of management. These options vest 20% per year beginning August 16, 2007, with full vesting on August 16, 2011. Accelerated vesting of all outstanding options is triggered upon a change of control of the Company. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award – the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model.

The valuation of the stock-based compensation was completed during the third quarter of 2007.  At such time, the Company determined that $0.6 million of stock-based compensation expense should be recorded in the nine months ended September 30, 2007 as the amounts had not been previously recorded.  Of the $0.6 million, $0.2 million relates to the quarter ended September 30, 2007 and $0.4 million relates to the prior 2007 quarters. The following table presents the major subtotals for the Company’s unaudited Consolidated Statements of Operations and the related impact of the restatement adjustments discussed above for the first and second quarter of 2007 (in thousands):

	Three months ended April 1, 2007			Three months ended July 1, 2007
	Previously Reported	Effect of Restatement	Restated	Previously Reported	Effect of Restatement	Restated
General and administrative expense	7,681	228	7,909	8,057	228	8,285
Operating income	5,821	(228)	5,593	8,041	(228)	7,813
Income before income tax provision	881	(228)	653	5,151	(228)	4,923
Income tax provision	368	(95)	273	2,040	(90)	1,950
Net income	513	(133)	380	3,111	(138)	2,973

The Company utilizes comparator companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under SAB 107. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three and nine months ended September 30, 2007:

Weighted average fair value of grants	$39.43
Risk-free interest rate	4.52%
Expected volatility	42.28%
Expected life in years	6.15

The following table summarizes the stock option activity as of September 30, 2007 and changes during the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	0
Granted	78,250	$81.50
Exercised	0
Forfeited/expired	(500)	81.50
Outstanding at September 30, 2007	77,750	$81.50
Vested and expected to vest at September 30, 2007	68,799	$81.50
Exercisable at September 30, 2007	15,550	$81.50

The Company recorded $0.2 million and $0.6 million of stock-based compensation expense for the three and nine months ended September 30, 2007, respectively, and is included in general and administrative expense on the consolidated statements of operations. The income tax benefit associated with stock-based compensation was $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, $2.0 million of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2011, and the weighted average remaining vesting period of those awards is approximately 3.9 years.

At September 30, 2007, the aggregate intrinsic value of exercisable options was $0, based on a market value per share of $81.50.

5.             Related Party Transactions

Successor Transactions

The Company has a Management Services Agreement (the Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $0.5 million or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger, plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $0.1 million or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $0.1 million in the three month period ended September 30, 2007 and $0.5 million in the nine month period ended September 30, 2007, were recorded as general and administrative expense. Additionally, the Company prepaid $0.1 million in fees under the agreement for the fourth quarter of 2007. Expenses relating to the Management Agreement for the one month period ended September 24, 2006 were immaterial.

In September 2006, the Company made a dividend distribution of $10.0 million to RM Restaurant Holding, its parent, which was recorded as a reduction to retained earnings. The Company has also made subsequent additional payments to and on behalf of RM Restaurant Holding related to the Merger and has recorded the payments as a related party receivable, with a balance of $3.4 million at September 30, 2007.

Predecessor Transactions

The Company had an Amended and Restated Management Agreement dated June 28, 2000 with two of its former stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders were paid annual fees equating to ..667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 was terminated in connection with the Merger. Expenses relating to the agreement of $0.1 million were recorded as general and administrative expense in the two months ended August 20, 2006 and $0.4 million for the eight months ended August 20, 2006. Additionally, the Company recorded a termination fee of $1.8 million in the two months and eight months ended August 20, 2006 related to the termination of the Amended and Restated Management Agreement. The termination fee was recorded in merger costs.

6.             Impact of Recently Issued Accounting Principles

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting far Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position and results of operations.

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

7.             Other Events

In May 2007, the Company sold four Company-owned Fuzio restaurants to a franchisee, entered into a management agreement with the franchisee on a fifth Company-owned Fuzio restaurant and sold the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee (the “Fuzio Transaction”). The selling price of $4.9 million in cash included $0.7 million in prepaid management fees associated with the management agreement. The management fees will be amortized over seven years beginning in May 2007. Concurrent with the sale, the Company purchased three franchised Chevys restaurants from the franchisee for $3.1 million in cash.

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

Overview

We are one of the largest full-service casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of September 30, 2007 we operated 188 restaurants, of which 156 were located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants, LLC and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

Our primary restaurant concepts, El Torito, El Torito Grill, Acapulco and Chevys, offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate nine additional restaurant locations, all of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s; and Who Song & Larry’s.

In 2007 we have opened four restaurants: an El Torito Grill restaurant in Anaheim, CA a Chevys restaurant in Rocklin, CA and El Torito restaurants in Rancho Cucamonga, CA and Santa Ana, CA. In 2006 we opened six restaurants: three El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California and a Chevys restaurant in New York. We also have in the past, and may in the future, convert select restaurants to the El Torito or Chevys brand and divest underperforming restaurants.

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

Goodwill is deemed to have an indefinite life and is subject to an annual impairment test, or more frequently if facts and circumstances indicate that an impairment has occurred. Other intangible assets are amortized over their useful lives in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended September 30, 2007 and September 24, 2006 consist of thirteen weeks. Each of the nine month periods ended September 30, 2007 and September 24, 2006 contain 39 weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of September 30, 2007, we had 173 restaurants that met this criterion.

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

Results of Operations

The discussion of and the results of operations for the 13 weeks (“third quarter” or “three months”) ended September 30, 2007 is based on the results for the 13 week Successor period from July 2, 2007 to September 30, 2007. The discussion of and the results of operations for the 13 weeks (“third quarter” or “three months”) ended September 24, 2006 is based on the combined results of the eight week Predecessor period from June 26, 2006 to August 20, 2006 and the five week Successor period from August 21, 2006 to September 24, 2006. The discussion of and the results of operations for the 39 weeks (“nine months”) ended September 30, 2007 is based on the results for the 39 week Successor period from January 1, 2007 to September 30, 2007. The discussion of and the results of operations for the 39 weeks (“nine months”) ended September 24, 2006 is based on the combined results of the 34 week Predecessor period from December 26, 2005 to August 20, 2006 and the five week Successor period from August 21, 2006 to September 24, 2006. Because of purchase accounting adjustments to the fair market value of long-term assets and long-term liabilities, certain amounts may not be comparable between the three and nine month periods ended September 30, 2007 and September 24, 2006.

Our operating results for the three and nine months ended September 30, 2007 and September 24, 2006 are expressed as a percentage of total revenues below:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.7	23.7	24.5	23.6
Labor	34.7	33.5	35.1	33.9
Direct operating and occupancy expense	26.8	26.1	26.1	25.4
Total operating costs	87.1	83.3	85.8	82.8
General and administrative expense	5.3	5.4	5.4	5.1
Depreciation and amortization	3.8	3.4	3.9	3.3
Legal settlement costs	0.0	1.0	0.1	1.0
Merger transaction costs	0.0	6.9	0.0	2.3
Pre-opening costs	0.4	0.4	0.3	0.2
Operating income (loss)	2.8	(1.3)	4.1	4.9
Interest expense	3.4	4.9	3.4	4.5
Total other expense, net	3.5	4.5	3.0	4.3
Income (loss) before tax provision	(0.7)	(5.8)	1.1	0.6
Net income (loss)	(0.4)	(3.6)	0.6	0.3

The valuation of the stock-based compensation for the stock option grant in Q1 2007 was completed during the third quarter of 2007.  At such time, the Company determined that $0.6 million of stock-based compensation expense should be recorded in the nine months ended September 30, 2007 as the amounts had not been previously recorded.  Of the $0.6 million, $0.2 million relates to the quarter ended September 30, 2007 and $0.4 million relates to the prior 2007 quarters. The following table presents the major subtotals for the Company’s unaudited Consolidated Statements of Operations and the related impact of the restatement adjustments discussed above for the first and second quarter of 2007:

	Three months ended March 31, 2007			Three months ended June 30, 2007
	Previously Reported	Effect of Restatement	Restated	Previously Reported	Effect of Restatement	Restated
General and administrative expense	7,681	228	7,909	8,057	228	8,285
Operating income	5,821	(228)	5,593	8,041	(228)	7,813
Income before income tax provision	881	(228)	653	5,151	(228)	4,923
Income tax provision	368	(95)	273	2,040	(90)	1,950
Net income	513	(133)	380	3,111	(138)	2,973

Three months ended September 30, 2007 compared to the three months ended September 24, 2006

Total Revenues. Total revenues increased by $2.9 million, or 2.1%, to $142.5 million in the third quarter of 2007 from $139.6 million in the third quarter of 2006 primarily due to a $3.5 million increase in other revenues. The increase in other revenues was primarily due to an increase in sales to existing outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary. Comparable store sales remained consistent, with a slight increase of 0.6%.

Cost of Sales. Total cost of sales of $36.6 million in the third quarter of 2007 increased $3.5 million or 10.4% as compared to the third quarter of 2006. As a percentage of total revenues, cost of sales increased to 25.7% in the third quarter of 2007 from 23.7% in the third quarter of 2006. This increase was primarily due to higher costs associated with the increase in outside sales at Real Mex Foods, Inc. combined with higher commodity costs, specifically beef, chicken, dairy and produce, in the third quarter of 2007.

Labor. Labor costs of $49.4 million in the third quarter of 2007 increased by $2.7 million or 5.7% as compared to the third quarter of 2006. As a percentage of total revenues, labor costs increased to 34.7% in the third quarter of 2007 from 33.5% in the third quarter of 2006. This increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with annual management salary increases. Payroll and benefits remain subject to inflation and government regulation, especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $38.2 million in the third quarter of 2007 increased by $1.7 million or 4.8% as compared to the third quarter of 2006. Direct operating and occupancy expense as a percentage of sales increased to 26.8% in the third quarter of 2007 from 26.1% in the third quarter of 2006 primarily due to an increase in expenditures for advertising and promotion and an increase in rent expense resulting from lease renewals and rent for new restaurants.

General and Administrative Expense. General and administrative expense of $7.6 million in the third quarter of 2007 increased by $0.1 million or 0.3% as compared to the third quarter of 2006 primarily due to stock-based compensation expense related to options issued during 2007, partially offset by lower corporate bonus expense in the current year combined with higher legal expense in the prior year. General and administrative expense as a percentage of sales decreased to 5.3% in the third quarter of 2007 from 5.4% in the third quarter of 2006.

Depreciation and Amortization. Depreciation and amortization expense of $6.2 million in the third quarter of 2007 increased $1.4 million or 28.8% as compared to the third quarter of 2006. As a percentage of total revenues, depreciation and amortization increased to 4.3% in the third quarter of 2007 from 3.4% in the third quarter of 2006. The increase in expense as a percent of sales is due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value and net favorable lease asset and unfavorable lease liability amortization required under purchase accounting rules due to the Merger on August 21, 2006, as well as depreciation on the assets of new restaurants.

Legal Settlement Costs. Legal settlement costs of $0.1 million in the third quarter of 2007 decreased by $1.4 million or 95.7% in the third quarter of 2007 as compared to the third quarter of 2006. The legal settlement expense in the third quarter of 2006 related to lawsuits filed against us in 2004 and 2006.

Merger Transaction Costs. Merger transaction costs decreased by $9.6 million or 100% in the third quarter of 2007 as compared to the third quarter of 2006. The merger transaction costs in the third quarter of 2006 related to all direct costs associated with the Merger that were not eligible for capitalization including legal expenses, investment banker fees, other advisory services, restricted stock compensation and other costs.

Interest Expense. Interest expense of $4.8 million in the third quarter of 2007 decreased $2.0 million or 29.9% as compared to the third quarter of 2006 primarily due to a $10.0 million reduction in our senior unsecured credit facility and a reduction in the weighted average interest rate on our senior unsecured credit facility from 14.92% in the third quarter of 2006 to 10.41% in the third quarter of 2007. As a percentage of total revenues, interest expense was 3.4% in the third quarter of 2007 as compared to 4.9% in the third quarter of 2006.

Income tax provision. The income tax provision for the third quarter of 2007 and 2006 was based on estimated annual effective tax rates. A rate of 36.2% was applied to the third quarter of 2007 versus a rate of 38.7% in the third quarter of 2006. The rates are comprised of the combined federal and state statutory rates.

Nine months ended September 30, 2007 compared to the nine months ended September 24, 2006

Total Revenues. Total revenues increased by $6.7 million, or 1.6%, to $430.6 million in the first nine months of 2007 from $423.9 million in the first nine months of 2006 due to a $1.2 million increase in restaurant revenues and a $5.5 million increase in other revenues. The increase in restaurant revenues was primarily due to comparable store sales increases of 0.8% and sales from new restaurant openings which were partially offset by restaurant closures. The increase in comparable store sales was primarily driven by a 1.6% average menu price increase in all brands that was implemented in January 2007. The increase in other revenues was primarily due to an increase in sales to outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.

Cost of Sales. Total cost of sales of $105.7 million in the first nine months of 2007 increased $5.9 million or 5.9% as compared to the first nine months of 2006. As a percentage of total revenues, cost of sales increased to 24.5% in the first nine months of 2007 from 23.6% in the first nine months of 2006. This increase was primarily due to higher costs associated with the increase in outside sales at Real Mex Foods, Inc. combined with higher commodity costs, specifically beef, chicken, dairy and produce, in the first nine months of 2007.

Labor. Labor costs of $151.3 million in the first nine months of 2007 increased by $7.6 million or 5.3% as compared to the first nine months of 2006. As a percentage of total revenues, labor costs increased to 35.1% in the first nine months of 2007 from 33.9% in the first nine months of 2006. This increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with annual management salary increases. Payroll and benefits remain subject to inflation and government regulation, especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $112.5 million in the first nine months of 2007 increased by $5.0 million or 4.6% as compared to the first nine months of 2006. Direct operating and occupancy expense as a percentage of sales increased to 26.1% in the first nine months of 2007 from 25.4% in the first nine months of 2006 primarily due to an increase in expenditures for advertising and promotion and an increase in rent expense resulting from lease renewals and rent for new restaurants.

General and Administrative Expense. General and administrative expense of $23.7 million in the first nine months of 2007 increased by $1.9 million or 8.7% as compared to the first nine months of 2006 primarily due to increased expenditures for legal expenses related to employee class action litigation and an increase in salaries due to merit increases in the fourth quarter of 2006 and stock-based compensation expense related to options issued during 2007. General and administrative expense as a percentage of sales increased to 5.4% in the first nine months of 2007 from 5.1% in the first nine months of 2006.

Depreciation and amortization. Depreciation and amortization expense of $18.1 million in the first nine months of 2007 increased $3.9 million or 27.9% as compared to the first nine months of 2006. As a percentage of total revenues, depreciation and amortization increased to 4.2% in the first nine months of 2007 from 3.3% in the first nine months of 2006. The increase in expense is due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value and net favorable lease asset and unfavorable lease liability amortization required under purchase accounting rules due to the Merger on August 21, 2006 and depreciation on the assets of new restaurants.

Legal Settlement Costs. Legal settlement costs of $0.4 million in the first nine months of 2007 decreased by $3.8 million or 90.8% in the first nine months of 2007 as compared to the first nine months of 2006. The legal settlement expense in the first nine months of 2006 related to lawsuits filed against us in 2004 and 2006.

Interest Expense. Interest expense of $14.5 million in the first nine months of 2007 decreased $4.4 million or 23.5% as compared to the first nine months of 2006 primarily due to a $10.0 million reduction in our senior unsecured credit facility and a reduction in the weighted average interest rate on our senior unsecured credit facility from 14.45% in the first nine months of 2006 to 10.38% in the first nine months of 2007. As a percentage of total revenues, interest expense was 3.4% in the first nine months of 2007 and 4.5% in the first nine months of 2006.

Other Income. Other income, net, of $1.7 million in the first nine months of 2007 increased by $0.8 million or 89.4% as compared to the first nine months of 2006. The increase in other income was primarily the result of a $1.5 million gain on the sale of the assets, net of associated expenses, of four Company-owned Fuzio restaurants to a franchisee and the sale of the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee.

Income tax provision. The income tax provision for the first nine months of 2007 and 2006 was based on estimated annual effective tax rates. A rate of 40.9% was applied to the first nine months of 2007 versus a rate of 39.0% in the first nine months of 2006. The rates are comprised of the combined federal and state statutory rates.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness, including capital lease obligations, at September 30, 2007 was $185.0 million, and we had $5.2 million of revolving credit availability under our revolving credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings ‘under our revolving credit facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $19.0 million and $22.3 million in the nine months ended September 30, 2007 and September 24, 2006, respectively. The decrease in cash provided by operating activities was primarily attributable to an increase in receivables from outside customers of Real Mex Foods of $2.0 million due to the addition of new customers, an increase in inventories used to supply the new outside customers of Real Mex Foods of $2.4 million, an increase in prepaid rent of $3.8 million, partially offset by a decrease in deferred tax assets of $3.1 million and a decrease of $1.2 million in furniture and equipment inventories purchased for the future remodel of existing restaurants.

Investing Activities. We had net cash used in investing activities of $21.1 million and $18.1 million in the nine months ended September 30, 2007 and September 24, 2006, respectively. The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $8.8 million, resulting from a $3.2 million increase in new store construction, a $3.0 million acquisition of three Chevys stores from a franchisee and $2.5 million in expenditures for the partial cost of finishing out and equipping a new, larger manufacturing facility of Real Mex Foods, Inc. The increase in expenditures was offset by $5.8 million in proceeds primarily from the sale of five Fuzio restaurants and the Fuzio trademark to a franchisee and an unrelated sale of Company owned land.

We expect to make capital expenditures totaling approximately $34.0 million in fiscal year 2007. Approximately $5.4 million is expected to be spent on restaurant remodels and refurbishment and approximately $11.4 million is expected to be used to purchase, build or complete the building of up to seven new El Torito, El Torito Grill or Chevys restaurants. We expect pre-opening expenses associated with the new restaurants to total approximately $1.2 million. We expect fiscal year 2007 capital expenditures for information technology to be approximately $2.0 million, including approximately $1.5 million for restaurant point of sale and back office equipment. In 2007, we will move the existing manufacturing facility of Real Mex Foods, Inc. to a new, larger, location and expect the cost to finish out and equip the new facility to be approximately $3.8 million. Maintenance capital expenditures for our restaurants are expected to be approximately $11.4 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures from cash flow from operations, available cash, available borrowings under our senior secured revolving credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash provided by financing activities of $1.5 million in the nine months ended September 30, 2007 compared with net cash used in financing activities of $10.3 million in the nine months ended September 24, 2006. The decrease in cash used in financing activities was primarily due to the dividend distribution of $10.0 million to RM Restaurant Holding, our parent company, in September 2006, combined with an increase in net borrowings during 2007 of $2.2 million.

Debt and Other Obligations

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited those limiting our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after September 30, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at September 30, 2007.

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

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of September 30, 2007, there was $9.9 million outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. Under the terms of the Second Amended and Restated Credit Agreement we are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity, except for the fiscal quarters ended September 30, 2007 and December 30, 2007, when compliance with the Cash Flow Ratio is not to be tested. Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein).

The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at September 30, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of September 30, 2007, the interest rate on the New Senior Unsecured Credit Facility term loan was 10.41%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at September 30, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of September 30, 2007, the principal amount due on the mortgage was $0.7 million.

Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 10.0%. As of September 30, 2007, the principal amount due relating to capital lease obligations was $0.8 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,200 to $7,000 per month. The capital lease obligations mature between 2009 and 2025.

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

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of September 30, 2007, we had $65.0 million outstanding under our Senior Unsecured Credit Facility and $9.9 million outstanding under our New Senior Secured Revolving Credit Facility. A hypothetical 10% fluctuation in interest rates, as of September 30, 2007, would result in an after tax reduction of $0.4 million in earnings on an annualized basis.

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

REAL MEX RESTAURANTS, INC.

Dated: November 14,	By:	/s/ Frederick F. Wolfe
2007
Frederick F. Wolfe
President & Chief Executive Officer (principal executive officer)

Dated: November 14,	By:	/s/ Steven Tanner
2007
Steven Tanner
Chief Financial Officer (principal financial officer)