Form 10-K
period 2007-12-30
Real Mex Restaurants, Inc.
filed 2008-03-28
CIK 1289480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-Accelerated Filer  ☒     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is not applicable as no public market for the voting stock of the registrant exists.

As of March 24, 2008, Real Mex Restaurants, Inc. had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

PART I

ITEM 1.                  BUSINESS

Our Company

We are one of the largest full service Mexican casual dining restaurant chain operators in the United States in terms of number of restaurants.  As of December 30, 2007, we had 188 restaurants, located principally in California.  Our four primary restaurant concepts, El Torito®, El Torito Grill®, Chevys Fresh Mex® and Acapulco Mexican Restaurant®, offer a large variety of traditional, innovative and authentic Mexican dishes and a wide selection of alcoholic beverages at moderate prices, seven days a week for lunch and dinner, as well as Sunday brunch.  Our restaurant concepts feature fresh, high quality and flavorful foods, served in casual atmospheres.  For Fiscal Year 2007, we generated revenues of $565.2 million, an increase in same store sales of 1.3%, a net loss of $23.5 million and net cash provided by operating activities of $25.4 million.

Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”). The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement. On August 21, 2006 (the “Effective Time”), the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into Real Mex Restaurants, Inc., with Real Mex Restaurants, Inc. continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding. The net purchase price of Real Mex Restaurants, Inc. was $200.9 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus $4.6 million in working capital and other adjustments plus direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $9.3 million. Pursuant to the

Merger Agreement, $6.0 million of the Merger Consideration was held in escrow. Indebtedness assumed included accrued interest and the purchase price is subject to adjustment based on certain other adjustments. As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex Restaurants, Inc. was converted into the right to receive a portion of the purchase price, and all Real Mex Restaurants, Inc. stock options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding. Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling stockholder of Real Mex Restaurants, Inc. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

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

Our Restaurant Concepts

El Torito and El Torito Grill (42.3% of Fiscal Year 2007 restaurant revenues).  Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California.  As of December 30, 2007, we operated 79 El Torito restaurants, including 10 El Torito Grill restaurants, and, this concept was the largest full service Mexican casual dining restaurant chain in California, in terms of number of restaurants.  Our El Torito concept is dedicated to fresh, quality ingredients and authentic, made-from-scratch Mexican cuisine, including sizzling fajitas, hand-made tamales and traditional Mexican combination platters.

We feature authentic regional specialties created by our executive chef, Pepe Lopez.  El Torito restaurants are modeled after a traditional Mexican hacienda. Lunch and dinner entrees range in price from $6.99 to $17.99 with an average dining room check of $14.85 and $15.90 for El Torito and El Torito Grill, respectively, for Fiscal Year 2007.

El Torito restaurants are primarily free standing buildings.  The restaurants average approximately 8,800 square feet with average seating of approximately 306 guests.  All of the El Torito properties are leased.

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

Chevys (36.6% of Fiscal Year 2007 restaurant revenues).  Chevys was founded in Alameda, California in 1986.  As of December 30, 2007, we operated 68 Company-owned restaurants, franchised 29 restaurants and this concept was the second largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants.  Chevys is a comfortable yet high-energy restaurant concept that offers guests an array of freshly prepared Mexican dishes in an ultra-casual atmosphere.  We offer an extensive variety of Mexican dishes, including traditional enchiladas, burritos and tacos, as well as a variety of combination platters. The food menu is complemented by a wide selection of margaritas and an assortment of Mexican and American beers. Lunch and dinner entrees range in price from $8.99 to $16.99 with an average dining room check of $13.58 for Fiscal Year 2007.

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

Acapulco (15.4% of Fiscal Year 2007 restaurant revenues).  The first Acapulco restaurant opened in Pasadena, California in 1960.  As of December 30, 2007, we had 32 Acapulco restaurant locations and this concept was the third largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants.  We offer California style Mexican food featuring traditional favorites as well as seafood specialties such as grilled halibut, shrimp and crab entrees.  We also feature a host of specialty drinks, including our signature house margarita made with premium Jose Cuervo Gold Tequila.  Lunch and dinner entrees range in price from $7.49 to $17.49 with an average dining room check of $14.51 for Fiscal Year 2007.

Acapulco restaurants are primarily freestanding and located in high-traffic urban and suburban areas.  Acapulco restaurants generally average approximately 8,500 square feet with average seating for approximately 240 guests.  Many locations have attractive outdoor patios.  All but one of the properties are leased.  Acapulco currently uses three models for restaurant decor: Hacienda, Aztec and Resort.  The three styles, which are similar to one another, have allowed our Company to match design and capital expenditures with each location’s physical plant and the site’s customer demographics.  A consistent appearance is achieved through similar exterior signage and the use of Mexican furnishings and vibrant primary color schemes in interior design throughout all Acapulco restaurants.

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

Other Restaurant Concepts (5.7% of Fiscal Year 2007 restaurant revenues).  As of December 30, 2007, we operated 9 additional restaurant locations, all of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHarry’s and Who·Song & Larry’s.  We acquired most of these restaurants with the acquisitions of El Torito Restaurants, Inc.

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

Internal Production, Purchasing and Distribution Facilities.  We centralize purchasing and distribution for the majority of our raw ingredients, fresh products and alcoholic beverages through two facilities located in Buena Park and Union City, California and manufacture food products through a facility in Vernon, California.  The purchasing and distribution facilities, encompassing approximately 67,000 square feet in Buena Park and 54,000 square feet in Union City enable us to order and deliver food items and ingredients on a timely basis.  We are able to leverage our purchasing power and reduce delivery costs, contributing to our restaurant gross margins.  Our manufacturing facility, encompassing approximately 101,000 square feet, produces certain high volume items for our Acapulco restaurants including soups, baked goods and sauce bases, enabling us to maintain food quality and consistency while reducing costs.  This facility also manufactures specialty products for sales to outside customers, marketed under the Real Mex Foods™ label as well as co-packaged under other branded names.  All three facilities have additional capacity to allow for growth in our distribution operations and production for outside customers.

Proven Management Team and Experienced Board of Directors.  We are led by a management team with extensive experience in all aspects of restaurant operations.  Our management team has an average of more than 15 years with our Company.  Our Chief Executive Officer, Fred Wolfe, is a long-time veteran of our Company, having served a total of 22 years with us.  From 1997 to 2001, Mr. Wolfe served as Chief Operating Officer of California Pizza Kitchen, Inc., or CPK, and together with the other top members of CPK’s management team, successfully engineered CPK’s return to profitability and initial public offering.

Business Strategy

Our primary business objective is to increase stockholder value through same store sales and store margin improvements, new restaurant openings, expansion of the Chevys franchise network, growth in outside sales by Real Mex Foods and strategic acquisitions.

Same store sales and store margin improvements.  At our El Torito concept, we intend to communicate our commitment to creating fresh, authentic Mexican dishes and drinks through in-restaurant merchandising, direct mail, newspaper, internet advertising, sponsorship marketing and public relations.  We sought to improve sales and margins through new product introductions and signature specials during five promotional events.  Our Acapulco concept built upon the positioning of a family of local Mexican neighborhood restaurants delivering generous portions of California-Mexican food and drink at a good value.  In Fiscal Year 2007, we sustained the same number of direct mail drops and coupons as in Fiscal Year 2006. We introduced Co-Op direct mail programs boasting increased circulation and reduced advertising expenses over prior Fiscal Year while increasing same store sales and profitability.  We launched five promotions featuring  new product introductions as limited time offers and communicated these promotions vis-à-vis direct mail, traffic sponsorships and in-restaurant merchandising. In the Chevys concept, we leveraged our equity in “Fresh Mex” and further enhanced the brand by incorporating fun and flavor into the concept’s positioning.  We introduced five promotions that boasted fresh, fun and flavor and communicated the new offers through in-restaurant merchandising and direct mail with coupon incentives.

New Restaurant Openings.  We plan to open new El Torito, Chevys and El Torito Grill restaurants in and near our existing markets, primarily using internally generated cash flow.  Our new store prototype is approximately 7,500 square feet with an additional approximately 1,000 square foot patio.  Our net cash investment for a typical El Torito restaurant is generally between $1.4 million and $3.2 million, including pre-opening costs, depending on the level of landlord allowances.  Our target pre-tax, cash-on-cash return on new restaurants is at least 30%.  To successfully execute this strategy, we intend to leverage the extensive experience our management team has acquired opening new restaurants for our Company as well as for other restaurant chains.  From December 2004 through 2005, we opened two El Torito restaurants and an El Torito Grill restaurant, all in southern California.  We also opened six restaurants in 2006, three El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California and a Chevys restaurant in New York.  In 2007, we opened four restaurants,  two El Torito restaurants, one El Torito Grill restaurant and one Chevys restaurant, all in California.  We have signed leases for 5 openings in 2008, including two Chevys restaurants and an El Torito restaurant in California, and two El Torito Grill restaurants, located in New York and Florida. We are actively negotiating letters of intent on a number of other restaurant sites for opening in 2009 and beyond.

Expansion of the Chevys franchise network.  We currently have 10 franchisees operating 29 franchised Chevys restaurants in 12 states.  We plan to continue to develop new franchise relationships and expand existing franchise relationships in order to increase Chevys brand awareness and marketing efficiencies and to increase revenues from new store franchise fees along with revenues from ongoing franchise royalties.  We plan to franchise those markets that do not fit into our Company restaurant development plans either because of size or geographic location.

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

Purchasing and Distribution

We seek to obtain high quality ingredients, products and supplies from a variety of reliable sources at competitive prices.  We centralize purchasing of most of our food ingredients, products and supplies, and in February 2005, opened a distribution facility in Union City, California to service the northern California Chevys restaurants and other northern California, Nevada, Oregon and Washington restaurants. Our purchasing and distribution facilities enable us to order and distribute food items timely, enabling delivery of fresh products to our restaurants.  In addition, we obtain our beer from a variety of state regulated distributors who deliver directly to our restaurants. In January 2008 we opened a new manufacturing plant in Vernon, California, in order to expand capacity to facilitate continued growth in our food manufacturing business and sales to external accounts.

Employees

As of December 30, 2007, we had 12,701 employees.  Of these employees, 11,336 were employed as restaurant hourly team members, 854 as restaurant managers, 316 as distribution and production facility employees, and 195 as executive, senior, and general office staff.  None of our workforce is unionized.

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

Turnover. We believe one of our strengths is the relative stability of our employee staff.  We believe that in Fiscal Year 2007, our hourly turnover of 97.2% and our management turnover of 26.8% were better than industry average.  Our restaurant management is heavily tenured, with Regional Directors averaging approximately 17 years, General Managers averaging approximately 10 years and Managers averaging over 5 years.  Hourly employee tenure averages almost 4 years.  Other highly skilled positions such as chefs average 14 years with the Company.

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

Our restaurants’ sales of alcoholic beverages are subject to regulation in each state in which we operate.  Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause.  Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage.  In Fiscal Year 2007, approximately 24.6% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcohol is an important factor in attracting customers.  The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant, and we could lose significant revenue.

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

Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In Fiscal Year 2007, approximately 24.6% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. Our restaurants are also subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us

The federal Americans with Disabilities Act and similar state laws prohibit discrimination because of disability in public accommodations and employment. Mandated modifications to our facilities (or related litigation) in the future to make different accommodations for persons with disabilities could result in material unanticipated expenses.

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

We have registered or filed applications to register certain names used by our restaurants and our food manufacturing operations as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries, including the names Acapulco Mexican Restaurant®, El Torito Grill®, Real Mex Foods™ and Chevys Fresh Mex®.  The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

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

We have substantial indebtedness, including obligations under capital leases and unamortized debt premium, of approximately $186.2 million as of December 30, 2007.  Subject to restrictions in the indenture for our senior secured notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:

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

We have a material amount of goodwill which, if it becomes impaired, would result in a reduction in our net income.

Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill be periodically evaluated for impairment based on the fair value of the reporting unit. The downturn in the economy has resulted in an unfavorable impact on current operations and growth projections.  As a result, a goodwill impairment loss of approximately $10.0 million was recognized during fiscal year 2007. After recording this impairment loss approximately $273.6 million, or 63.0%, of our total assets represented goodwill at December 30, 2007. Any further declines in our assessment of the fair value the Company could result in a further write-down of our goodwill and a reduction in our net income.

Sun Cantinas LLC, an affiliate of Sun Capital Partners, Inc., controls our Company through ownership of 100% of the voting stock of our parent, RM Restaurant Holding Corp, and their interests may conflict with the interests of the holders of our indebtedness.

As a result of their stock ownership of our parent company, Sun Cantinas LLC, or SCLLC indirectly owns 100% of our outstanding voting common stock.  By virtue of their stock ownership and the terms of the stockholders’ agreement, of our parent, SCLLC has significant influence over our management and will be able to determine the outcome of all matters required to be submitted to the stockholders for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of SCLLC as equity owner of our Company may differ from the interests of the holders of our indebtedness, and, as such, SCLLC may take actions that may not be in their interests.  For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity owners might conflict with the interests of the holders of our indebtedness. In addition, our equity owners may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the holders of our indebtedness.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                                                     PROPERTIES

Our corporate headquarters are located in Cypress, California. We occupy this facility under a lease that expires in 2012. As of December 30, 2007, we leased 187 restaurant facilities and owned one. The majority of our leases are for 10, 15 or 20-year terms, include options to extend the terms, include rent holidays, rent escalation clauses and/or contingent rent provisions and some of our leases have tenant improvement allowances. Our restaurant leases have terms that expire between 2008 and 2027 (excluding renewal options not yet exercised) and have an average remaining term of approximately 14 years, including options.

Restaurant Locations

As of December 30, 2007, we owned, licensed or franchised 229 restaurants in 16 states and three foreign countries, of which 188 are Company operated and 41 operate under franchise or license arrangements.

Our restaurant locations by concept and state as of December 30, 2007 were as follows:

	Concepts
State	El Torito(1)	Chevys	Acapulco	Franchised	Other(2)	Total
California	75	47	31	1	3	157
Missouri	—	—	—	9	4	13
Illinois	—	1	—	4	1	6
Arizona	2	3	—	—	—	5
New Jersey	—	2	—	3	—	5
Oregon	1	3	1	—	—	5
Maryland	—	2	—	2	—	4
New York	—	2	—	2	—	4
Virginia	—	3	—	1	—	4
Washington	—	1	—	2	1	4
Florida	—	2	—	1	—	3
Louisiana	—	—	—	2	—	2
Nevada	—	2	—	—	—	2
Indiana	1	—	—	—	—	1
Minnesota	—	—	—	1	—	1
South Dakota	—	—	—	1	—	1
Total domestic	79	68	32	29	9	217
Japan	—	—	—	8	—	8
United Arab Emirates	—	—	—	1	—	1
Turkey	—	—	—	3	—	3
Total including International	79	68	32	41	9	229

(1) Includes El Torito Grills which are located in California and Indiana

(2) Includes  GuadalaHarry’s, Las Brisas, Who·Song&Larry’s, El Paso Cantina and Casa Gallardo

We also lease an approximately 101,000 square foot dedicated manufacturing facility located in Vernon, California, an approximately 67,000 square foot warehouse and distribution facility located in Buena Park, California and an approximately 54,000 square foot warehouse and distribution facility located in Union City, California, utilized by our subsidiary, Real Mex Foods, Inc.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of Fiscal Year 2007, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER  PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no established public trading market for our outstanding common stock.

Holders

The number of record holders of each of our classes of common stock as of March 24, 2008 was as follows:

Common Stock: 1

Dividends

No dividends were paid during Fiscal Year 2007. In Fiscal Year 2006, we paid dividends of $10.0 million on our common stock to our parent, RM Restaurant Holding Corp. Our ability to pay dividends is restricted by certain covenants contained in our secured and unsecured senior credit facilities, as well as certain restrictions contained in our indenture relating to our senior secured notes.

Securities Authorized For Issuance under Equity Compensation Plans

For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

Recent Sales of Unregistered Securities and Repurchases of Equity Securities

We have not sold any unregistered equity securities in Fiscal Year 2007 nor have we repurchased any equity securities in the fourth quarter of 2007.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial and other data of our Company.  The selected historical consolidated financial data has been derived from our Company’s audited consolidated financial statements for the Successor Fiscal Year 2007 and Successor Period from August 21, 2006 to December 31, 2006 and the Predecessor Period from December 26, 2005 to August 20, 2006 (together defined as, “Fiscal Year 2006 Combined” or “2006”) and the Predecessor fiscal years ended December 2005, 2004, 2003 and 2002. Fiscal Year 2006 Combined consists of 53 weeks and all other fiscal years presented consist of 52 weeks.  This data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Successor	Successor	Predecessor
	Fiscal	August	December
	Year	21, 2006 to	26, 2005 to		Predecessor
	Ended	December	August 20,	Combined	Fiscal Year Ended(6)
	2007(6)	31, 2006	2006	2006(5)	2005(4)	2004	2003
	(in thousands)
Statement of Operations Data:
Restaurant revenues	$523,352	$179,630	$351,591	$531,221	$510,013	$314,157	$307,278
Other revenue	38,164	11,094	18,358	29,452	20,532	10,787	4,714
Total revenues	565,191	192,098	372,552	564,650	534,296	326,810	312,138
Cost of sales	140,824	46,883	87,388	134,271	127,126	80,839	77,555
Labor	199,843	67,729	125,748	193,477	186,390	118,888	116,269
Direct operating and occupancy expense	148,088	51,127	94,422	145,549	140,648	76,760	74,938
Total operating costs	488,755	165,739	307,558	473,297	454,164	276,487	268,762
General and administrative expenses	31,718	11,414	18,893	30,307	28,346	17,725	15,201
Depreciation and amortization	22,254	8,505	12,230	20,735	18,498	11,837	11,732
Goodwill impairment	10,000	—	—	—	—	—	—
Operating income	6,854	3,379	18,150	21,529	31,433	20,299	16,209
Interest expense	19,326	10,481	16,005	26,486	22,973	12,528	13,372
Debt termination costs	—	—	—	—	—	4,677	—
(Loss) income before income tax provision	(10,802)	(8,238)	2,787	(5,451)	8,677	4,546	3,315
Net (loss) income	(23,546)	(5,047)	1,480	(3,567)	13,386	13,616	3,206
Redeemable preferred stock accretion	—	—	(10,126)	(10,126)	(14,583)	(11,862)	(10,409)
Net (loss) income attributable to common stockholders(1)	$(23,546)	$(5,047)	$(8,646)	$(13,693)	$(1,197)	$1,754	$(7,203)
Balance Sheet Data:
Cash and cash equivalents	2,323			2,710	14,871	10,690	2,605
Property and equipment, net	96,179			90,802	82,592	36,589	46,620
Total assets	434,455			447,135	310,889	186,951	173,020
Total debt(2)	186,187			183,905	182,031	106,503	114,699
Total stockholders’ equity	163,113			184,077	50,584	29,849	15,861
Other Financial Data:
Capital expenditures	$34,404			$23,545	$23,408	$9,982	$6,962
Ratio of earnings to fixed charges(3)	—			—	1.2 x	1.2 x	1.2 x

(1) Net income (loss) attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces or increases net loss attributable to common stockholders for the relevant periods through August 20, 2006.

(2) Total debt includes long-term debt, obligations under capital leases and unamortized debt premium.

(3) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income before income taxes plus fixed charges.  Fixed charges consist of interest expense on all indebtedness, plus one-third of rental expense (the portion deemed representative of the interest factor). For periods with a net loss before income taxes, this calculation is not performed since the ratio is not meaningful.

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

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of December 30, 2007, we operated 188 restaurants, 156 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our three major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005 and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

El Torito, El Torito Grill, Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service.  In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 9 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; GuadalaHARRY’S; and Who·Song & Larry’s.

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

In May 2007, the Company sold four Company-owned Fuzio restaurants to a franchisee, entered into a management agreement with the franchisee on a fifth Company-owned Fuzio restaurant and sold the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee. The selling price of $4.9 million in cash included $0.7 million in prepaid management fees associated with the management agreement. Concurrent with the sale, the Company purchased three franchised Chevys restaurants from the franchisee for $3.1 million in cash. See “Notes to Consolidated Financial Statements.”

In December 2004, we opened our first new El Torito restaurant in five years, located in Encinitas, California and opened 2 restaurants in 2005: an El Torito in Corona, California and an El Torito Grill in Sherman Oaks, California. In Fiscal Year 2006 Combined we opened six restaurants: three El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California, and a Chevys restaurant in New York.  In Fiscal Year 2007, we opened four restaurants: two El Torito restaurants, an El Torito Grill restaurant and a Chevys restaurant, all in California. We also have in the past, and may in the future, convert select restaurants to the El Torito or Chevys brand and divest underperforming restaurants.

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year.  Fiscal Year 2006 Combined is comprised of 53 weeks and all other fiscal years presented are comprised of 52 weeks. When calculating same store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period.  As of December 30, 2007, we had 173 restaurants that met this criterion.

In Fiscal Year 2007, we generated revenues of $565.2 million.  Our revenues are comprised of restaurant sales, other revenues and royalty and franchise fees.  Restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consist primarily of sales by Real Mex Foods to outside customers of processed and packaged prepared foods and other merchandise items.

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

Goodwill impairment reflects the impairment losses related to the difference between the fair value and recorded value for goodwill as identified in our annual impairment test. The fair value was determined using discounted cash flow projections based upon management forecasts. We recorded a goodwill impairment charge of $10.0 million in fiscal 2007 as a result of the impact of the downturn in the economy on current operations and growth projections.

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

Our annual operating results are impacted by restaurant closures to the extent we close locations.  Due to our long operating history, restaurant closures are generally the result of lease expirations.  Many of our leases are non-cancelable and have initial terms of 10 to 20 years with one or more renewal terms of three or more years that we may exercise at our option.  As of December 30, 2007, we owned one restaurant location and leased the remaining 187.

We perform ongoing analyses of restaurant cash flow and in the case of negative cash flow or underperforming restaurants, we may negotiate early termination of leases, allow leases to expire without renewal or sell restaurants.  In addition, from time to time we may be forced to close a successful restaurant if we are unable to renew the lease on satisfactory terms, or at all.  From the end of Fiscal 2000 to the end of Fiscal Year 2007, we closed 41 restaurants, 27 of which were early lease terminations and 14 of which we were unable to renew the leases thereon.

We have recorded income tax expense of $12.7 million in 2007 as compared to income tax benefits of $1.9 million in 2006 and $4.7 million in 2005.  The expense in 2007 is primarily related to the deferred tax valuation allowance of $13.3 million recorded in 2007. The amount of deferred tax assets considered realizable is based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry forwards.  In evaluating future taxable income for valuation allowance purposes as of December 30, 2007, we considered only income expected to be generated in fiscal years 2008, 2009 and 2010. As a result of this analyis, we recorded a full valuation allowance against our net deferred tax asset balance. The benefit recorded in 2006 was due to our net loss for the year, and in 2005 it was related to the reduction of our valuation allowance related to our deferred tax assets.

Some purchase accounting adjustments for the Chevys Acquisition related to the value of tax attributes acquired have not been reflected in the deferred tax balances as of December 30, 2007 as the final tax returns for the seller, Chevy’s

Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carry-forwards at the date of acquisition. Upon completion of the sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future.

Results of Operations

The discussion of and the results of operations for the year ended December 30, 2007 is based on the results for the 52 week Successor period from January 1, 2007 to December 30, 2007 (“Fiscal Year 2007” or “2007”). The discussion of and the results of operations for the 53 weeks ended December 31, 2006 is based on the combined results of the Predecessor period from December 26, 2005 through August 20, 2006 and the Successor period from August 21, 2006 to December 31, 2006 (“Fiscal Year 2006 Combined” or “2006”). Because of purchase accounting adjustments to the fair market value of long-term assets and long-term liabilities, and because Fiscal Year 2007 and fiscal year ended December 25, 2005 (“Fiscal Year 2005” or “2005”) contained 52 weeks  and Fiscal Year 2006 Combined contained 53 weeks, certain amounts may not be comparable between Fiscal Year 2007, Fiscal Year 2006 and Fiscal Year 2005.

Our operating results for Fiscal Year 2007, Fiscal Year 2006 Combined and Fiscal Year 2005 are expressed as a percentage of total revenues below:

	Fiscal Years Ended(1)
	Fiscal Year 2007	Fiscal Year 2006 Combined	Fiscal Year 2005
Total revenues	100.0%	100.0%	100.0%
Cost of sales	24.9	23.8	23.8
Labor	35.4	34.3	34.9
Direct operating and occupancy expense	26.2	25.8	26.3
Total operating costs	86.5	83.8	85.0
General and administrative expense	5.6	5.4	5.3
Depreciation and amortization	3.9	3.7	3.5
Legal settlement costs	0.1	0.7	0.1
Merger costs	—	1.7	—
Operating income	1.2	3.8	5.9
Interest expense	3.4	4.7	4.3
Total other expense, net	3.1	4.8	4.3
(Loss) income before income tax provision	(1.9)	(1.0)	1.6
Net (loss) income	(4.2)	(0.6)	2.5

(1)                                  Fiscal Year 2007 is comprised of 52 weeks, Fiscal Year 2006 Combined is comprised of 53 weeks, and Fiscal Year 2005 is comprised of 52 weeks.

Fiscal Year 2007 Compared to Fiscal Year 2006 Combined

Total Revenues. Total revenues increased by $0.5 million, or 0.1%, to $565.2 million in Fiscal Year 2007 from $564.7 million in Fiscal Year Combined 2006 due to an $8.7 million increase in other revenues, partially offset by a $7.8 million decrease in restaurant revenues. The $8.7 million increase in other revenues to $38.2 million in Fiscal Year 2007 was primarily due to an increase in sales to existing outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.  The $7.8 million decrease in restaurant revenues to $523.4 million in Fiscal Year 2007 was primarily due to one less week of operations in Fiscal Year 2007.  Comparable store sales increased 1.3% in Fiscal Year 2007 when comparing 52 comparable weeks sales results with Fiscal Year 2006 Combined.

Cost of Sales. Total cost of sales of $140.8 million in Fiscal Year 2007 increased $6.6 million or 4.9% as compared to Fiscal Year 2006 Combined. As a percentage of total revenues, cost of sales increased to 24.9% in Fiscal Year 2007 from 23.8% in Fiscal Year 2006 Combined primarily due to higher commodity costs, specifically beef, cheese, dairy and oils,  in Fiscal Year 2007.

Labor. Labor costs of $199.8 million in Fiscal Year 2007 increased by $6.4 million or 3.3% as compared to Fiscal

Year 2006 Combined. As a percentage of total revenues, labor costs increased to 35.4% in Fiscal Year 2007 from 34.3% in Fiscal Year 2006 Combined.  This increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with annual management salary increases.  Payroll and benefits remain subject to inflation and government regulation, especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $148.1 million in Fiscal Year 2007 increased by $2.5 million or 1.7% as compared to Fiscal Year 2006 Combined.  Direct operating and occupancy expense as a percentage of sales increased to 26.2% in Fiscal Year 2007 from 25.8% in Fiscal Year 2006 Combined primarily due to an increase in expenditures for advertising and promotion and increases in property taxes, common area maintenance expense and rent expense in Fiscal Year 2007.

General and Administrative Expense. General and administrative expense of $31.7 million in Fiscal Year 2007 increased by $1.4 million or 4.7% as compared to Fiscal Year 2006 Combined primarily due to higher salaried labor expense combined with higher insurance expense and stock-based compensation expense related to options issued during 2007. General and Administrative expense as a percentage of sales increased to 5.6% in Fiscal Year 2007 from 5.4% in Fiscal Year 2006 Combined.

Depreciation and Amortization. Depreciation and amortization expense of $22.2 million in Fiscal Year 2007 increased $1.5 million or 7.3% as compared to Fiscal Year 2006 Combined.  As a percentage of total revenues, depreciation and amortization increased to 3.9% in Fiscal Year 2007 from 3.7% in Fiscal Year 2006 Combined. The increase in expense as a percent of sales is due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value and net favorable lease asset and unfavorable lease liability amortization required under purchase accounting rules due to the Merger on August 21, 2006 and depreciation on the assets of new restaurants.

Legal Settlement Costs. Legal settlement costs of $0.4 million in Fiscal Year 2007 decreased by $3.8 million or 90.4% in Fiscal Year 2007 as compared to Fiscal Year 2006 Combined. Legal settlement costs in Fiscal Year 2006 Combined related to lawsuits filed against the Company in 2004 and 2006.

Merger Costs. No merger costs were incurred during Fiscal Year 2007. Merger costs of $9.7 million in Fiscal Year 2006 Combined related to all direct costs associated with the Merger that were not eligible for capitalization including legal expenses, investment banker fees, other advisory services, restricted stock compensation and other costs.

Goodwill Impairment. A non-cash goodwill impairment charge of $10.0 million was recorded in fiscal 2007 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No goodwill or trademark impairment was recognized by the Company duing Fiscal Year 2006 Combined.

Interest Expense. Interest expense of $19.3 million in Fiscal Year 2007 decreased $7.2 million or 27.0% as compared to Fiscal Year 2006 Combined primarily due to a $10.0 million reduction in our senior unsecured credit facility and a reduction in the weighted average interest rate on our senior unsecured credit facility from 13.61% in Fiscal Year 2006 Combined to 10.36% in Fiscal Year 2007.  As a percentage of total revenues, interest expense was 3.4% in Fiscal Year 2007 as compared to 4.7% in Fiscal Year 2006 Combined.

Income tax provision. The income tax provision for Fiscal Year 2007 and 2006 was based on estimated annual effective tax rates. A rate of 118.0% was applied to Fiscal Year 2007 versus a rate of 34.6% in Fiscal Year 2006 Combined. The rates are comprised of the combined federal and state statutory rates. The difference in rates primarily results from the valuation allowance of $13.3 million recorded in 2007.

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

Cost of Sales. Total cost of sales of $134.3 million in Fiscal Year 2006 Combined increased $7.1 million or 5.6% as compared to Fiscal Year 2005, primarily due to the inclusion in our results of operations of the Chevys restaurants’ cost of sales for a complete year in 2006 versus a partial year in 2005 and a 53rd week of costs in 2006, combined with higher costs associated with the increase in sales to outside customers by our distribution facility and higher commodity costs. As a percentage of total revenues, cost of sales was 23.8% in Fiscal Year 2006 Combined and Fiscal Year 2005.

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

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $145.5 million in Fiscal Year 2006 Combined increased by $4.9 million or 3.5% as compared to Fiscal Year 2005. The increase in direct operating and occupancy expense was partially due to the inclusion in our results of operations of the Chevys restaurants’ direct operating and occupancy expense for a complete year in 2006 versus a partial year in 2005 and a 53rd week of costs in 2006.  Direct operating and occupancy expense as a percentage of sales decreased to 25.8% in Fiscal Year 2006 Combined from 26.3% in Fiscal Year 2005 primarily due to lower general liability insurance expense in Fiscal Year 2006 Combined.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at December 30, 2007, including obligations under capital leases and unamortized debt premium, was $186.2 million, and we had $4.0 million of revolving credit availability under our $15.0 million New Senior Secured Revolving Credit Facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our New Senior Secured Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord allowances, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our New Senior Secured Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. As discussed below, our senior secured notes mature in 2010 and we will need additional financing to meet this obligation. Also, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $25.4 million for Fiscal Year 2007 compared with $27.0 million for Fiscal Year 2006 Combined. The decrease in cash provided by operating activities was primarily attributable to an increase in inventory and accounts receivable of Real Mex Foods, as a result of the increase in sales to outside customers.

Investing Activities. We had net cash used in investing activities of $28.4 million for Fiscal Year 2007 compared with $26.4 million for Fiscal Year 2006 Combined.  The increase in cash used in investing activities was primarily the result of an increase in additions to property and equipment of $8.0 million, partially offset by the sale of all remaining Fuzio units, including the rights to the Fuzio trademark, of $6.0 million.

We expect to make capital expenditures totaling approximately $23.9 million in Fiscal Year 2008. Approximately $1.0 million is expected to be spent on restaurant remodels and refurbishment and approximately $12.5 million is expected to be used to build five new El Torito, El Torito Grill and Chevys restaurants. Pre-opening expenses associated with these new restaurants are expected to total approximately $1.1 million. We expect Fiscal Year 2008 capital expenditures for information technology to be approximately $0.7 million, for Real Mex Foods approximately $1.2 million and maintenance and other capital expenditures for our restaurants approximately $8.5 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers.

Financing Activities. We had net cash provided by financing activities of $2.6 million for Fiscal Year 2007 compared with net cash used in financing activities of $12.8 million in Fiscal Year 2006 Combined. The net increase in cash provided by financing activities in 2007 was primarily due to the $10.0 million in dividends paid to our parent during Fiscal Year 2006 Combined. In addition, we repaid less principal on outstanding debt by $8.9 million, $10.0 million of which was associated with the amendment and restatement of the $75.0 million senior unsecured note to a $65.0 million senior unsecured note. These changes were partially offset by a decrease in the net borrowings under our revolving credit facility of $4.9 million.

Debt and Other Obligations

Senior Secured Notes due 2010.  Our senior secured registered notes (“senior secured notes”) mature on April 1, 2010. We will need additional financing in order to meet our obligation to pay the senior secured notes at maturity. Interest on our senior secured notes accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our and our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after September 30, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at December 30, 2007.

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

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of December 30, 2007, there was $11.0 million outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. Under the terms of the Second Amended and Restated Credit Agreement we are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity, except for the fiscal quarters ended September 30, 2007 and December 30, 2007, when compliance with the Cash Flow Ratio is not to be tested. The Company and its lender determined that the definition of this covenant had been drafted improperly and therefore the lender waived compliance until the first quarter of 2008. Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein). This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at December 30, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of December 30, 2007, the interest rate on the New Senior Unsecured Credit Facility term loan was 9.83%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at December 30, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 30, 2007, the principal amount outstanding on the mortgage was $0.7 million.

Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. In addition, we have entered into additional capital leases for equipment of $0.9 million during Fiscal Year 2007. The remaining capital lease obligations have a weighted-average interest rate of  9.0%. As of December 30, 2007, the principal amount due relating to capital lease obligations was $1.6 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,600 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.

The following tables represent our contractual commitments as of December 30, 2007 associated with obligations under debt agreements, other obligations discussed above and from our operating leases:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Contractual Obligations - Actual
Long Term Debt Obligations(1)	$182,000	$11,408	$170,151	$182	$259
Capital Lease Obligations	1,987	555	822	280	330
Operating Lease Obligations(2)	261,725	41,551	70,537	53,210	96,427
Purchase Obligations	62,849	43,522	5,522	5,522	8,283

Total	$508,561	$97,036	$247,032	$59,194	$105,229

(1)                                  Includes our senior secured notes, unsecured term loan, New Senior Secured Revolving Credit Facility and an obligation to a vendor.

(2)                                  In addition to the base rent, many of our leases contain percentage rent clauses, which obligate us to pay additional rents based on a percentage of sales, when sales levels exceed a contractually defined base. We recorded such additional rent expenses of $ 2,164 in Fiscal Year 2007, $2,661 in Fiscal Year 2006 Combined and $2,517 in Fiscal Year 2005. Operating Lease Obligations do not reflect potential renewals or replacements of expiring leases.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method for financial reporting purposes. The lives for furniture, fixtures and equipment range from three to 10 years. The life for buildings is the shorter of 20 years or the term of the related operating lease. Costs of leasehold rights and improvements and assets held under capital leases are amortized on the straight-line basis over the shorter of the estimated useful lives of the assets or the non-cancelable term of their underlying leases. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized.

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

During Fiscal Year 2007, Fiscal Year 2006 Combined and Fiscal Year 2005, our management determined that certain identified property and equipment was impaired. Management wrote the property down by $1.4, $1.2 million and $0.6 million, respectively, to its estimated fair value by increasing accumulated depreciation and amortization and recording a loss on impairment of property and equipment.

Valuation of Goodwill

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Management performs its annual impairment test during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We consider the reporting unit level to be the Company level, as the components (e.g., brands) within our

Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, our management determines the fair value of a reporting unit and compares it to its carrying amount. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiplesat which similar companies have been sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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

Our annual impairment tests of goodwill was performed as of November 25, 2007.  Management forecasts were revised due to the recent impact of the downturn in the economy on current operations and growth projections. As a result, the Company identified impairment of approximately $10.0 million. We have recorded a non-cash charge of $10.0 million for the write-down of the goodwill related to the Merger as of December 30, 2007.

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

Income Taxes

Our Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realizable in future periods. We have significant deferred tax assets, which are subject to periodic recoverability assessments. In accordance with SFAS No. 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance of $13.3 million at December 30, 2007. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry-forwards. In evaluating future taxable income for valuation allowance purposes as of December 30, 2007, we concluded that it was appropriate to consider only income expected to be generated in fiscal years 2008, 2009 and 2010. The tax benefit recorded in Fiscal Years 2005 was related to the reduction of our valuation allowance related to our net deferred tax assets.

The purchase accounting adjustments for the Chevys Acquisition have not been fully reflected in the deferred tax balances as of December 30, 2007 as the final tax returns for the seller, Chevy’s Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carry-forwards at the date of acquisition. Upon completion of the sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future.

Revenue Recognition

Revenues from the operation of Company-owned restaurants are recognized when sales occur. Fees from franchised and licensed restaurants are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned. Real Mex Foods’ revenues from sales to outside customers are recognized upon delivery, when title transfers to the customer, and are included in other revenues. Sales tax collected from customers and remitted to governmental authorities is presented on a net basis (excluded from revenue) in our financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  The measurement and disclosure requirements are effective for the Company beginning in the first quarter of Fiscal Year 2008. The Company does not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning December 31, 2007 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. Early adoption of SFAS No. 141R is not permitted. The Company does not believe that the adoption of SFAS No. 141R will have an effect on its financial statements; however, the effect is dependent upon whether the company makes any future acquisitions and the specifics of those acquisitions.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in Fiscal Year 2007, Fiscal Year 2006 Combined and Fiscal Year 2005 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of February 24, 2008, we had borrowings of $11.0 million outstanding under our New Senior Secured Revolving Credit Facility. As of February 24, 2008, we have $65.0 million outstanding under our New Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates as of February 24, 2008 would have a net after tax impact of $0.4 million on our earnings in Fiscal Year 2007, in addition to its effect on cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Real Mex Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Real Mex Restaurants, Inc. (a Delaware corporation) as of December 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Real Mex Restaurants, Inc. as of December 30, 2007, and the results of its operations and its cash flows for the year ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Irvine, California
March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Real Mex Restaurants, Inc.

We have audited the accompanying consolidated balance sheet of Real Mex Restaurants, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period August 21, 2006 to December 31, 2006 (the “Successor Period”) subsequent to the acquisition of the Company by RM Restaurant Holding Corp., a majority owned subsidiary of Sun Cantinas LLC. We have also audited the consolidated statements of operations, stockholders’ equity, and cash flows for the periods ended December 26, 2005 through August 20, 2006 and the year ended December 25, 2005 (the “Predecessor Periods”), prior to the acquisition of the Company by RM Restaurant Holding Corp. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006, and the related results of their operations and their cash flows for the Successor and Predecessor Periods, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for Share Based Payments in accordance with Statements of Accounting Financial Standards No. 123 (revised 2004) on December 26, 2005.

/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2007

Real Mex Restaurants, Inc.
Consolidated Balance Sheets
(In Thousands, Except For Share Data)

	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,323	$2,710
Trade receivables, net	10,160	8,604
Other receivables	2,594	1,572
Related party receivables	—	3,591
Inventories	12,049	10,565
Deferred compensation plan assets	3,115	2,370
Prepaid expenses and other current assets	7,186	7,404
Current portion of favorable lease asset, net	3,454	4,910
Deferred tax asset	—	8,265
Total current assets	40,881	49,991

Property and equipment, net	96,179	90,802
Goodwill, net	273,621	277,461
Deferred charges	3,115	3,939
Deferred tax asset	—	1,149
Favorable lease asset, less current portion, net	11,313	19,827
Other assets	9,346	7,703
Total assets	$434,455	$450,872

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,692	$27,091
Accrued self-insurance reserves	15,479	15,877
Accrued compensation and benefits	17,402	15,576
Other accrued liabilities	14,014	18,469
Related party payables	2,505	—
Current portion of long-term debt	12,579	9,573
Current portion of capital lease obligations	433	224
Total current liabilities	85,104	86,810

Long-term debt, less current portion	172,057	173,345
Capital lease obligations, less current portion	1,118	763
Unfavorable lease liability, less current portion, net	4,394	2,514
Other liabilities	8,669	3,363
Total liabilities	271,342	266,795
.
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	201,706	199,124
Accumulated deficit	(38,593)	(15,047)
Total stockholders’ equity	163,113	184,077
Total liabilities and stockholders’ equity	$434,455	$450,872

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Consolidated Statements of Operations

(In Thousands)

	Successor	Successor	Predecessor
		August 21,	December 26,
		2006 to	2005 to
	December 30,	December 31,	August 20,	December 25,
	2007	2006	2006	2005
Revenues:
Restaurant revenues	$523,352	$179,630	$351,591	$510,013
Other revenues	38,164	11,094	18,358	20,532
Franchise revenues	3,675	1,374	2,603	3,751
Total revenues	565,191	192,098	372,552	534,296

Costs and expenses:
Cost of sales	140,824	46,883	87,388	127,126
Labor	199,843	67,729	125,748	186,390
Direct operating and occupancy expense	148,088	51,127	94,422	140,648
General and administrative expense	31,718	11,414	18,893	28,346
Depreciation and amortization	23,961	10,323	12,230	18,498
Legal settlement costs	402	19	4,180	763
Merger costs	—	307	9,434	—
Pre-opening costs	2,139	917	910	524
Goodwill impairment	10,000	—	—	—
Impairment of property and equipment	1,362	—	1,197	568

Operating income	6,854	3,379	18,150	31,433

Other income (expense):
Interest expense	(19,326)	(10,481)	(16,005)	(22,973)
Other income (expense), net	1,670	(1,136)	642	217

Total other expense, net	(17,656)	(11,617)	(15,363)	(22,756)

(Loss) income before income tax provision	(10,802)	(8,238)	2,787	8,677

Income tax (benefit) provision	12,744	(3,191)	1,307	(4,709)

Net (loss) income before redeemable preferred stock accretion	(23,546)	(5,047)	1,480	13,386

Redeemable preferred stock accretion	—	—	(10,126)	(14,583)

Net (loss) income attributable to common stockholders	$(23,546)	$(5,047)	$(8,646)	$(1,197)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except For Share Data)

	Predecessor
	Series A Redeemable	Series B Redeemable	Series C and Series D Redeemable				Additional
	Preferred	Preferred	Preferred	Common Stock			Paid-in	Accumulated
	Stock	Stock	Stock	Shares	Amount	Warrants	Capital	Deficit	Total
Balance at December 25, 2005	$35,646	$25,365	$58,080	316,290	$—	$4,027	$16,203	$(88,737)	$50,584
Issuance of Series A Redeemable Preferred Stock	1,897	—	—	—	—	—	—	—	1,897
Issuance of Series B Redeemable Preferred Stock	—	1,433	—	—	—	—	—	—	1,433
Issuance of Series D Redeemable Preferred Stock	—	—	2,352	—	—	—	—	—	2,352
Tax benefit from employee stock option exercise	—	—	—	—	—	—	1,800	—	1,800
Accretion on redeemable preferred stock	2,861	2,177	5,089	—	—	—	—	(10,127)	—
Net income	—	—	—	—	—	—	—	1,480	1,480
Balance at August 20, 2006	$40,404	$28,975	$65,521	316,290	$—	$4,027	$18,003	$(97,384)	$59,546

	Successor
	Series A Redeemable	Series B Redeemable	Series C Redeemable				Additional
	Preferred	Preferred	Preferred	Common Stock			Paid-in	Accumulated
	Stock	Stock	Stock	Shares	Amount	Warrants	Capital	Deficit	Total
Initial capitalization of the Company, August 21, 2006	$—	$—	$—	1,000	$—	$—	$199,124	$—	$199,124
Dividend distribution to parent	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	(5,047)	(5,047)
Balance at December 31, 2006	—	—	—	1,000	—	—	199,124	(15,047)	184,077
Contribution from parent	—	—	—	—	—	—	1,743	—	1,743
Stock-based compensation	—	—	—	—	—	—	839	—	839
Net loss	—	—	—	—	—	—	—	(23,546)	(23,546)
Balance at December 30, 2007	$—	$—	$—	1,000	$—	$—	$201,706	$(38,593)	$163,113

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows

(In Thousands)

	Successor		Predecessor
			December 26, 2005
		August 21, 2006 to	to
	December 30, 2007	December 31, 2006	August 20, 2006	December 25, 2005
Operating activities
Net (loss) income	$(23,546)	$(5,047)	$1,480	$13,386
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	22,254	8,505	12,230	18,498
Amortization of:
Favorable lease asset and unfavorable lease liability, net	1,707	1,818	—	—
Deferred financing costs	1,828	2,286	1,179	1,712
Debt premium	(1,563)	—	—	—
Goodwill impairment	10,000	—	—	—
Loss (gain) on disposal of property and equipment	(877)	706	(19)	(204)
Impairment of property and equipment	1,362	—	1,197	568
Stock-based compensation expense	839	—	1,800	—
Deferred tax asset	12,731	(3,218)	(1,108)	(4,812)
Other	231	—	—	—
Changes in operating assets and liabilities:
Trade and other receivables	(2,578)	1,449	(1,071)	(2,473)
Inventories	(1,484)	(553)	(35)	(1,979)
Deferred compensation plan assets	(745)	(755)	(573)	(610)
Prepaid expenses and other current assets	544	(3,310)	(952)	274
Related party receivable/payable	6,096	(3,591)	—	—
Deferred charges, net	(148)	(80)	(301)	(25)
Other assets	73	(107)	912	196
Accounts payable and accrued liabilities	(6,519)	(2,151)	14,235	5,403
Other liabilities	5,225	629	1,484	1,472
Net cash provided by (used in) operating activities	25,430	(3,419)	30,458	31,406

Investing activities
Purchases of property and equipment	(34,404)	(10,495)	(15,885)	(23,408)
Chevys Acquisition, net of cash acquired of $3,913	—	—	—	(76,165)
Sale of Fuzio trademark	1,200	—	—	—
Net proceeds from disposal of property and equipment	4,789	—	—	683

Net cash used in investing activities	(28,415)	(10,495)	(15,885)	(98,890)

Financing activities
Net borrowing under revolving credit facility	3,050	7,950	—	—
Borrowings under long-term debt agreements	981	437	—	75,000
Payments on long-term debt agreements and capital lease obligations	(577)	(10,148)	(174)	(288)
Payment of financing costs	(856)	(885)	—	(3,047)
Dividend paid	—	(10,000)	—	—
Net cash provided by (used in) financing activities	2,598	(12,646)	(174)	71,665
Net (decrease) increase in cash and cash equivalents	(387)	(26,560)	14,399	4,181

Cash and cash equivalents at beginning of period	2,710	29,270	14,871	10,690
Cash and cash equivalents at end of period	$2,323	$2,710	$29,270	$14,871

Supplemental disclosure of cash flow information
Interest paid	$19,722	$11,225	$11,405	$20,999
Income taxes paid	$38	$17	$44	$323

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$—	$—	$5,682	$7,349

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Notes to Consolidated Financial Statements

December 30, 2007

(In Thousands, Except For Share Data)

1. Description of Business

Real Mex Restaurants, Inc., (together with its subsidiaries, the “Company”) (the surviving corporation resulting from a merger on August 21, 2006 with RM Integrated, Inc. (the “Merger”)) is a Delaware corporation and was formed on May 15, 1998, to acquire the stock of Acapulco Restaurants, Inc. (Acapulco). Effective February 24, 2004, the Company changed its name from Acapulco Acquisition Corp. to Real Mex Restaurants, Inc.

The Company is engaged in the business of owning and operating restaurants, primarily under the names El Torito®, Acapulco Mexican Restaurant Y Cantina® and Chevys Fresh Mex®. At December 30, 2007, the Company, primarily through its major subsidiaries (El Torito Restaurants, Inc., Chevys Restaurants LLC and Acapulco Restaurants, Inc.), owned and operated 188 restaurants, of which 156 were in California and the remainder in 12 other states. The Company’s other major subsidiary, Real Mex Foods, Inc. (RMF), provides internal production, purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers.

Basis of Presentation

The Company prior to August 21, 2006 is referred to as the “Predecessor” and after August 20, 2006 is referred to as the “Successor”.

The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2007 was December 30, 2007, in 2006 was December 31, 2006 and in 2005 was December 25, 2005. The accompanying consolidated balance sheets present the Company’s financial position as of December 30, 2007 and December 31, 2006. The accompanying consolidated statements of operations, stockholders’ equity and cash flows present the 52 week Successor Period ended December 30, 2007, 19 week Successor Period from August 21, 2006 to December 31, 2006, the 34 week Predecessor Period from December 25, 2005 to August 20, 2006 and the 52 week Predecessor Period ended December 25, 2005.

2. Merger Agreement

On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with RM Restaurant Holding Corp. (“RM Restaurant Holding”) and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with RM Restaurant Holding, “Buyer”). The majority of the stock of RM Restaurant Holding is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement. On August 21, 2006 (the “Effective Time”), the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into Real Mex Restaurants, Inc., with Real Mex Restaurants, Inc. continuing as the surviving corporation and the 100% owned subsidiary of RM Restaurant Holding. The net purchase price of Real Mex Restaurants, Inc. was $200.9 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus $4.6 million in working capital and other adjustments plus direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $9.3 million. Pursuant to the Merger Agreement, $6.0 million of the Merger Consideration was held in escrow. Indebtedness assumed included accrued interest and the purchase price is subject to adjustment based on certain other adjustments. As a result of the Merger and in accordance with the terms of the Merger Agreement, (i) all of the outstanding capital stock of Real Mex Restaurants, Inc. was converted into the right to receive a portion of the purchase price, and all Real Mex Restaurants, Inc. stock options, warrants and shares of restricted stock were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices or unpaid purchase prices therefore, as applicable, and (ii) the Company became a wholly-owned subsidiary of RM Restaurant Holding. Prior to the Merger, Bruckmann, Rosser, Sherrill & Co., Inc. (“BRS”), together with its affiliates, was a controlling stockholder of Real Mex Restaurants, Inc. As described in the Merger Agreement, the Amended and Restated Management Agreement dated June 28, 2000 by and among the Company, certain of its subsidiaries, BRS, and FS Private Investments, L.L.C. was terminated in connection with the Merger.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to current year presentation.

In 2005 and 2006 certain costs related to supplies were included in cost of sales. Beginning in 2007, these costs were reclassified to direct operating and occupancy expense. This resulted in a decrease to cost of sales and an increase to direct operating and occupancy expense of $3,476, $7,485 and $10,045 for the 19 week Successor Period from August 21, 2006 to December 31, 2006, the 34 week Predecessor Period December 26, 2005 to August 20, 2006 and Predecessor Year Ended December 25, 2005, respectively.

As of December 30, 2007, prepaid rent was recorded in prepaid expenses and other current assets. In 2006, such rent was recorded as a reduction to accounts payable. As a result, a reclassification adjustment of $3,737 was recorded to increase accounts payable and prepaid expenses, in order to conform to 2007 presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances in bank accounts and investments with a maturity of three months or less at the time of purchase.

Receivables

Receivables consist primarily of amounts due from credit card companies, outside customers of RMF and franchisees. Receivables from credit card companies are generally settled in the week following the transaction date. Receivables from RMF’s outside customers are generally collected within 30 days of the date of the sale and receivables from franchisees are generally collected within 21 days following the close of the royalty period. Receivables are stated net of an allowance for doubtful accounts of $320 and $295 at December 30, 2007 and December 31, 2006, respectively.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated over its estimated useful life using the straight-line method for financial reporting purposes. The lives for furniture, fixtures and equipment range from three to 10 years. The life for buildings is the shorter of 20 years or the term of the related operating lease. Costs of leasehold rights and improvements and assets held under capital leases are amortized on the straight-line basis over the shorter of the estimated useful lives of the assets or the non-cancelable term of their underlying leases. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized.

Depreciation expense includes the amortization of assets held under capital leases.

Goodwill

The Company accounts for goodwill under Statement of Financial Accounting Standards (SFAS) No. 142. Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its annual impairment test during the last quarter of its fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company considers the reporting unit level to be the Company-level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. The Company calculates the fair value of a reporting unit using a combination of two techniques, including an income approach and a market approach. Under the income approach, the fair market value of the reporting unit is estimated based upon discounting the future available debt-free net cash flows to present value at an appropriate rate of return. This approach represents a quantification of the future dividend paying capacity of the business being appraised. Under the market approach, pricing multiples are determined based upon analyzing the prices of reasonably comparable companies that trade in the public market and/or transactions involving similar companies that have been bought or sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Our annual impairment test of goodwill was performed as of November 25, 2007.  Management forecasts were revised due to the recent impact of the downturn in the economy on current operations and growth projections. As a result, the Company identified impairment of approximately $10.0 million. We have recorded a non-cash charge of $10.0 million for the write-down of the goodwill related to the Merger as of December 30, 2007.

Accounting for the Impairment of Long-Lived Assets

Long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During the Successor Period ended December 30, 2007 management recorded impairment of $1,361 and from August 21, 2006 through December 31, 2006 management recorded no impairment. During the Predecessor Period from December 26, 2006 to August 20, 2006, and the Predecessor year ended December 25, 2005, management of the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $1,197 and $568, respectively, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired.

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

Unfavorable lease liability represents the liability in excess of the approximate fair market value of the leases assumed as of August 21, 2006, the date of acquisition of the Company. The amount is being amortized over the remaining primary term of the underlying leases. The current portion of unfavorable lease liabilities is recorded in other accrued liabilities.

The following table shows the estimated amortization expense for the years after December 30, 2007:

	2008	2009	2010	2011	2012	Thereafter

Favorable lease asset	$3,454	$2,846	$2,041	$1,470	$1,156	$3,800
Unfavorable lease liability	(1,287)	(1,217)	(894)	(680)	(577)	(1,100)

Net amortization expense	$2,167	$1,629	$1,147	$790	$579	$2,700

Deferred Charges

Deferred charges at December 30, 2007 consists of deferred financing costs of $2,004 related to the sale of $105,000 aggregate principal amount of 10% Senior Secured Notes due 2010, $391 related to the $65,000 Senior Unsecured Credit Facility maturing on December 31, 2008, $649 related to the Senior Secured Revolving Credit Facilities and $72 of charges related to site selection of leases. Amounts capitalized related to financing costs are amortized over the lives of the respective long-term borrowings using the effective-interest method and are included in interest expense in the accompanying consolidated statements of operations. Amounts capitalized related to leases are amortized over the primary term of their respective leases and are included in occupancy expense in the accompanying statements of operations. The following table shows the estimated amortization expense for the years after December 30, 2007:

	2008	2009	2010

Financing, site selection and lease acquisition costs	$1,303	$1,296	$516

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). In accordance with SFAS No. 109, income taxes are accounted for using the liability method.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective January 1, 2007.  Under FIN 48, the Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The adoption of FIN 48 did not have a material effect on the financial statements.  The Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.

The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense.  As of December 30, 2007, the Company has not recorded any interest and penalty expense. The Company’s determination on its analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities.  These include the 2004 through 2006 tax years for federal purposes and the 2003 through 2006 tax years for California purposes.

Revenue Recognition

Revenues from the operation of Company-owned restaurants are recognized when sales occur. Fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned. Real Mex Foods’ revenues from sales to outside customers are recognized upon delivery, when title transfers to the customer, and are included in other revenues. Sales tax collected from customers and remitted to governmental authorities is presented on a net basis (excluded from revenue) in our financial statements.

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

Segment Information

The Company operates 188 restaurants through its three restaurant operating subsidiaries, providing similar products to similar customers. These restaurants possess similar economic characteristics resulting in similar long-term expected financial characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based upon its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its 188 operating restaurants into a single reporting segment called restaurant operations.

Promotion and Advertising Expense

The cost of promotion and advertising is expensed as incurred. The Company incurred $10,855, $4,497, $6,713 and $10,665 in promotion and advertising expense during the Successor Year Ended December 30, 2007, the 19 week Successor Period from August 21, 2006 to December 31, 2006, the 34 week Predecessor Period December 26, 2005 to August 20, 2006 and Predecessor Year Ended December 25, 2005 respectively.

Operating Leases

The Company accounts for operating leases on the straight-line basis in accordance with SFAS No. 13, “Accounting for Operating Leases.” The Company leases restaurant and office facilities that have terms with expirations in 2007 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues. At December 30, 2007 and December 31, 2006, deferred rent equaled $2,958 and $586, respectively, which is included in other long-term liabilities.

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

Fair Value of Financial Instruments

The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. The estimated fair value of the Senior Secured Notes due 2010 (as defined in Note 6) at December 30, 2007, based on quoted market prices, was $100,800. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term.

As a result of the Merger and under purchase accounting rules the Company recorded $4.2 million of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value. The premium is amortized to interest expense over the remaining life of the debt.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value.  The measurement and disclosure requirements are effective for the Company beginning in the first quarter of Fiscal Year 2008. The Company does not expect the impact of this Statement to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities - Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning December 31, 2007 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. Early adoption of SFAS No. 141R is not permitted. The Company does not believe that the adoption of SFAS No. 141R will have an effect on its financial statements; however, the effect is dependent upon whether the company makes any future acquisitions and the specifics of those acquisitions.

4. Property and Equipment

Property and equipment consists of the following:

	December 30, 2007	December 31, 2006
Land and land improvements	$2,079	$4,560
Buildings and improvements	1,201	1,762
Furniture, fixtures and equipment	51,240	37,710
Leasehold improvements and leasehold rights	73,207	65,059
	127,727	109,091
Less accumulated depreciation and amortization	(31,548)	(18,289)
	$96,179	$90,802

5. Accounts Payable and Other Accrued Liabilities

Accounts payable consist of the following:

	December 30, 2007	December 31, 2006
Trade accounts payable	$19,445	$23,487
Gift cards and gift certificates	3,247	3,604
	$22,692	$27,091

Other accrued liabilities consist of the following:

	December 30, 2007	December 31, 2006
Rent and occupancy expenses	$1,345	$1,572
Sales taxes	4,378	4,919
Accrued interest	2,937	3,331
Other	5,354	8,647
	$14,014	$18,469

6. Long-Term Debt

Long-term debt consists of the following:

	December 30, 2007	December 31, 2006
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	2,637	3,809
Senior Secured Revolving Credit Facility	11,000	7,950
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	656	711
Other	343	448
	184,636	182,918
Less current portion	(12,579)	(9,573)
	$172,057	$173,345

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00 in the case of any incurrence after September 30, 2006. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at December 30, 2007.

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

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of December 30, 2007, there was $11.0 million outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. Under the terms of the Second Amended and Restated Credit Agreement we are required to maintain a cash flow ratio determined on an annual basis equal to 1.70 to 1.00 until maturity, except for the fiscal quarters ended September 30, 2007 and December 30, 2007, when compliance with the Cash Flow Ratio is not to be tested. The Company and its lender determined that the definition of this covenant had been drafted improperly and therefore the lender waived compliance until the first quarter of 2008. Pursuant to the terms of the Second Amended and Restated Credit Agreement, the Cash Flow Ratio is defined as the ratio of (a) Consolidated Cash Flow (as defined therein) to (b) Consolidated Financial Obligations (as defined therein). This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at December 30, 2007.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of December 30, 2007, the interest rate on the New Senior Unsecured Credit Facility term loan was 9.83%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at December 30, 2007.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 30, 2007, the principal amount outstanding on the mortgage was $0.7 million.

Interest rates for the Company’s long-term debt are shown in the following table:

	December 30, 2007	December 31, 2006
Senior Secured Notes due 2010	10.00%	10.25%
Senior Secured Revolving Credit Facilities	7.02 to 8.00%	8.25%
Senior Unsecured Credit Facility	9.83%	10.35%
Mortgage	9.28%	9.28%
Other	6.45 to 7.75%	7.75%

The maturity of long-term debt for the fiscal years succeeding December 30, 2007, is as follows:

	Principal	Unamortized Debt Premium	Total
2008	$11,408	$1,172	$12,580
2009	72	1,172	1,244
2010	170,079	293	170,372
2011	87	—	87
2012	95	—	95
Thereafter	259	—	259
	$182,000	$2,637	$184,637

7. Capitalization

Common Stock-Successor

The Company is authorized to issue 1,000 shares of common stock. At December 30, 2007 and December 31, 2006 there were 1,000 shares of common stock issued and outstanding.

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

Stock Option Plans

As a result of the Merger and in accordance with the terms of the Merger Agreement all of the Company’s then outstanding vested and unvested stock options were cancelled and converted into the right to receive a portion of the purchase price, less the exercise prices thereon, as applicable. Concurrent with the Merger, the Company’s 1998 and 2000 Stock Option Plans were terminated.

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model.

The Company utilizes comparator companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under SAB 107. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the year ended December 30, 2007:

Weighted average fair value of grants	$39.43
Risk-free interest rate	4.52%
Expected volatility	42.28%
Expected life in years	6.15

The following table summarizes the stock option activity as of and for the year ended December 30, 2007:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	—	—
Granted	80,750	$81.50
Exercised	—	—
Forfeited/expired	(900)	81.50
Outstanding at December 30, 2007	79,850	$81.50
Vested and expected to vest at December 30, 2007	73,240	$81.50
Exercisable at December 30, 2007	15,550	$81.50

The Company recorded $839 of stock-based compensation expense for the year ended December 30, 2007, which is included in general and administrative expense on the consolidated statements of operations. The initial valuation of the stock-based compensation was completed during the third quarter of 2007.  At such time, the Company determined that $628 of stock-based compensation expense should be recorded in the nine months ended September 30, 2007 as the amounts had not been previously recorded.  Of the $628, $172 relates to the quarter ended September 30, 2007 and $456 relates to the prior 2007 quarters, which the Company believes is not material to the current or prior quarters. The following table presents the major subtotals for the Company’s unaudited Consolidated Statements of Operations and the related impact of the restatement adjustments discussed above for the first and second quarter of 2007 (in thousands):

	Three months ended April 1, 2007			Three months ended July 1, 2007
	Previously Reported	Effect of Restatement	Restated	Previously Reported	Effect of Restatement	Restated
General and administrative expense	$ 7,681	$ 228	$ 7,909	$ 8,057	$ 228	$ 8,285
Operating income	5,821	(228)	5,593	8,041	(228)	7,813
Income before income tax provision	881	(228)	653	5,151	(228)	4,923
Income tax provision	368	(95)	273	2,040	(90)	1,950
Net income	513	(133)	380	3,111	(138)	2,973

As of December 30, 2007, $2,049 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2011, and the weighted average remaining vesting period of those awards is approximately 2.2 years.

At December 30, 2007, the aggregate intrinsic value of exercisable options was $0.

8. Income Taxes

Significant components of the income tax provision (benefit) consist of the following:

	Successor	Successor	Predecessor
	December 30,	December 31,	August 20,	December 25,
	2007	2006	2006	2005
Current:
Federal	$—	$—	$1,570	$—
State	58	61	344	14
	58	61	1,914	14
Deferred:
Federal	(465)	(2,729)	(367)	2,188
State	(129)	(523)	(240)	1,137
	(594)	(3,252)	(607)	3,325
	(536)	(3,191)	1,307	3,339
Change in valuation allowance	13,282	—	—	(8,048)
	$12,744	$(3,191)	$1,307	$(4,709)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 30, 2007	December 31, 2006
Deferred tax assets:
Federal net operating loss carry-forwards	$9,481	$4,205
State net operating loss carry-forwards	1,805	580
Goodwill	4,398	5,321
Accrued expenses not currently deductible	3,394	7,203
Tax credit carry-forwards	592	592
Property and equipment basis difference	17,455	18,186
Deferred rent	1,006	242
Gift certificates and other deferred income	692	843
Unamortized debt premium	1,729	1,737
Deferred compensation	1,640	980
Other	784	666
Total deferred tax assets	$42,976	$40,555

	December 30, 2007	December 31, 2006
Deferred tax liabilities:
Prepaid expenses	$(504)	$(528)
Goodwill	(17,170)	(13,984)
Difference between book and tax basis of revalued assets	(10,279)	(14,855)
State taxes	(631)	(670)
Unamortized landlord allowance	(1,110)	(1,104)
Total deferred tax liabilities	(29,694)	(31,141)

Valuation allowance	(13,282)	—

Net deferred tax asset	$—	$9,414

Approximately $3.3 million of the change in deferred tax assets during 2007 was recorded as a reduction to goodwill, as it was related to the Merger.

The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Successor	Successor	Predecessor
	December 30,	December 31,	August 20,	December 25,
	2007	2006	2006	2005

Income tax at U.S. federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.7	5.8	5.7	4.7
Valuation allowance	(123.0)	—	—	(92.9)
Non-deductible Merger costs	—	—	11.2	—
Permanent true-ups	(33.3)	—	—	—
Other	(0.4)	(0.9)	(4.0)	(0.1)
Effective tax rate	(118.0)%	38.7%	46.9%	(54.3)%

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

In evaluating future taxable income for valuation allowance purposes at December 30, 2007, the Company concluded that it was appropriate to consider income expected to be generated in 2008, 2009 and 2010. For the Successor year ended December 30, 2007, the Company recorded a valuation allowance and income tax expense of $13,282, in accordance with SFAS No. 109. For the Predecessor year ended December 25, 2005, the Company reduced the valuation allowance and recorded an income tax benefit of $8,048.

The purchase accounting adjustments for the Chevys Acquisition have not been reflected in their entirety in the deferred tax balances as of December 30, 2007 as the final tax returns for the seller, Chevy’s Restaurant, Inc., have not been filed. Until the tax returns are filed, we are unable to determine the carryover basis of assets, liabilities, and net operating loss carry-forwards at the date of acquisition. Upon completion of the Sellers’ final tax returns for the periods ending before the Chevys Acquisition, the Company will assess and record the carryover basis of certain temporary differences. We believe that the carryover basis of such deferred tax assets and liabilities, if any, would have a full valuation allowance recorded against the net deferred asset, as, based on the weight of available evidence, we believe it is more likely than not that a significant portion of the deferred tax assets would not be realized in the near future. Purchase accounting adjustments have only been recorded for those deferred tax assets that were recognized in the current year.

For tax purposes, the excess of the purchase price over the fair market value of the assets acquired at the time of the Acapulco and the El Torito acquisitions has been accounted for as amortizable goodwill.

At December 30, 2007 and December 31, 2006, the Company had a federal net operating loss carry-forward of $27,886 and $12,367, respectively, which will begin to expire in 2021. In addition, at December 30, 2007 and December 31,

2006, the Company had a state net operating loss carry-forward of $20,414 and $7,902, respectively, which will begin to expire in 2013. The utilization of the net operating loss carry-forward is subject to limitations under the Internal Revenue Code Section 382 and similar state provisions.

9. Commitments and Contingencies

Commitments

The Company leases restaurant and office facilities that have terms with expirations in 2008 through 2027. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Additionally, the Company leases several properties that are not being operated by the Company. Several of those properties are subleased.

The Company leases certain leasehold improvements and equipment under agreements that are classified as capital leases. The cost of assets under capital leases is included in the balance sheets as property and equipment and was $1,644 and $609 at December 30, 2007 and December 31, 2006, respectively. Accumulated amortization of these assets was $199 and $30 at December 30, 2007 and December 31, 2006, respectively. Amortization of assets under capital leases is included in depreciation expense.

The minimum annual lease commitment and subtenant income of the Company for the years succeeding December 30, 2007 is approximately as follows:

	Capital	Minimum		Net
	Lease	Lease	Sublease	Lease
	Obligations	Commitments	Income	Commitments
2008	$555	$41,551	$(779)	$41,327
2009	479	37,832	(793)	37,518
2010	343	32,705	(610)	32,438
2011	177	28,509	(481)	28,205
2012	103	24,701	(406)	24,398
Thereafter	330	96,427	(1,004)	95,753

Total minimum lease payments	1,987	$261,725	$(4,073)	$259,639
Less: Amount representing interest	(436)
Present value of net minimum capital lease payments	1,551
Less: Current maturities of capital lease obligations	(433)
Long-term capital lease obligations	$1,118

The Company is contingently liable for leases on sold or assigned premises for $2,729 as of December 30, 2007.

Some of the above leases provide for additional rentals based on a percentage of revenues. The following table summarizes the rental expense, percentage rent expense above minimum rent and net sublease income:

	Successor		Predecessor
	December 30,	December 31,	August 20,	December 25,
	2007	2006	2006	2005
Rental expense	$45,369	$14,893	$30,003	$42,837
Percentage rent expense above minimum rent (included in rental expense)	2,164	907	1,755	2,517
Net sublease income	227	122	289	530

In December 2007, the Company entered into an agreement with a certain vendor to purchase an annual minimum of $2.8 million worth of product each year through 2015.  If the purchase obligation is not met each year, the shortfall is rolled into the end of the contract and the contract is extended.  The contract is based upon expiration date or volume, which ever occurs last.

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

Self-Insurance

The Company is self-insured for most casualty losses up to certain stop-loss limits. The Company has accounted for its liabilities for these casualty losses and claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries. Management believes that it has recorded reserves for casualty losses at a level that has substantially mitigated the potential negative impact of adverse developments and/or volatility. Management believes that its calculation of casualty loss liabilities would not change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty claims, it is reasonably possible that the Company could experience changes in estimated casualty losses, which could be material to both quarterly and annual net income. Amounts estimated to be ultimately payable with respect to existing claims and an estimate for claims incurred but not reported under these programs have been accrued and are included in the in the accompanying consolidated balance sheets. Estimated liabilities related to the self-insured casualty losses were $15,479 and $15,877 as of December 30, 2007 and December 31, 2006, respectively.

The Company is also required to maintain collateral securing future payment under the self-insured retention insurance programs. As of December 30, 2007 and December 31, 2006, this collateral consisted of stand-by letters of credit of $18,674 and $21,173, respectively.

10. Related Party Transactions

Successor Transactions

The Company has a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income.  EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $500 and $174 were recorded as general and administrative expense in Successor Year Ended December 30, 2007 and Successor Period from August 21, 2006 to December 31, 2006. respectively. Additionally, the Company prepaid $125 in fees under the agreement for the first quarter of 2008 and 2007.

In September 2006, the Company made a dividend distribution of $10,000 to RM Restaurant Holding, its parent, which was recorded as a reduction to retained earnings. A contribution of $1,743 was received from RM Restaurant Holding during 2007 related to a distribution to former stockholders of proceeds from the sale of land subsequent to the acquisition date, as specified in the Merger Agreement, and was recorded as additional paid in capital. The Company has also made subsequent additional distributions to and on behalf of RM Restaurant Holding Corp. in the amount of $5,399 and has recorded the distributions as a related party receivable. During 2007, the Company received advances from RM Restaurant Holding totaling $8,036, which were recorded as a related party payable. The Company has a net related party payable of $2,505 at December 30, 2007 and a net related party receivable of $3,591 at December 31, 2006.

Predecessor Transactions

The Company had an Amended and Restated Management Agreement dated June 28, 2000 with two of its former stockholders Bruckman, Rosser, Sherrill & Co., L.P. and FS Private Investments, LLC. The stockholders were paid annual fees equating to ..667% and .333%, respectively, of consolidated earnings before interest, income taxes, depreciation and amortization of the Company. As described in the Merger Agreement, the Amended and Restated Management Agreement

dated June 28, 2000  was terminated in connection with the Merger. Expenses relating to the agreement of $436 and $510 were recorded as general and administrative expense in the periods from December 26, 2005 to August 20, 2006 and the fiscal year ended December 25, 2005, respectively. Additionally, the Company recorded a termination fee of $1,819 in the period from December 26, 2005 to August 20, 2006, related to the termination of the Amended and Restated Management Agreement.

11. Employee Benefit Plan

The Company is the sponsor for a defined contribution plan (401(k) plan) for qualified Company employees, as defined. Participants may contribute from 1% to 50% of pre-tax compensation, subject to certain limitations. The plan contains a provision that provides that the Company may make discretionary contributions. The Company has recorded contribution expense of $255, $93, $159, and $263 during the Successor Period for year ended December 30, 2007 and from Successor Period from August 21, 2006 to December 31, 2006 and the Predecessor Periods from December 26, 2005 to August 20, 2006 and year ended December 25, 2005 respectively.

12. Other Events

In May 2007, the Company sold four Company-owned Fuzio restaurants to a franchisee, entered into a management agreement with the franchisee on a fifth Company-owned Fuzio restaurant and sold the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee (the “Fuzio Transaction”). The selling price of $4,850 in cash included $714 in prepaid management fees associated with the management agreement. The management fees will be amortized over seven years beginning in May 2007. Concurrent with the sale, the Company purchased three franchised Chevys restaurants from the franchisee for $3,124 in cash.

The Company recorded a gain of $1,467 on the disposal of the assets of the Fuzio Transaction. The gain is included in other income on the consolidated statements of operations and has been recorded net of associated expenses and remaining net book value of the assets transferred.

13. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 30, 2007 and December 31, 2006:

	Successor
	(Restated)	(Restated)
	13 weeks ended	13 weeks ended	13 weeks ended	13 weeks ended
	April 1, 2007(2)	July 1, 2007(2)	September 30, 2007	December 30, 2007
Total revenues	$138,511	$149,575	$142,510	$134,595
Operating income (loss)	$5,593	$7,813	$4,070	$(10,622)
Net income (loss)	$380	$2,973	$(591)	$(26,679	)(1)

				Successor
				5 weeks
	Predecessor	Predecessor	Predecessor	August 21, 2006	Successor
	13 weeks ended	13 weeks ended	8 weeks	to	14 weeks ended
	March 26,	June 25,	June 26, 2006 to	September 24,	December 31,
	2006	2006	August 20, 2006	2006	2006
Total revenues	$137,582	$146,692	$88,278	$51,315	$140,783
Operating income (loss)	$7,395	$15,230	$(4,475)	$2,617	$762
Net income (loss)	$863	$5,539	$(4,922)	$(77)	$(4,970)

(1)  Includes goodwill impairment charge of $10.0 million and a deferred tax valuation allowance of $13.3 million.

(2)  During the third quarter of 2007, the Company determined that $0.6 million of stock-based compensation expense should be recorded in the nine months ended September 30, 2007, of which $0.5 million relates to the prior 2007 quarters. See Note 7 for details related to this restatement.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in our current Report on Form 8-K filed on September 25, 2007, on September 20, 2007, the Audit Committee recommended and the Board of Directors of Real Mex Restaurants, Inc. (the “Company”) approved the dismissal of Ernst & Young LLP (“E&Y”), Los Angeles, CA as the Company’s independent registered public accounting firm effective September 21, 2007. At the same meeting, the Audit Committee recommended and the Board of Directors of the Company approved the engagement of Grant Thornton LLP (“Grant”), Irvine, CA to replace E&Y as its independent registered public accounting firm to report on the Company’s financial statements for the fiscal year ended December 30, 2007, including performing the required quarterly reviews.

The reports of E&Y on the Company’s financial statements for the period from August 21, 2006 to December 31, 2006, subsequent to the acquisition of the Company by RM Restaurant Holding Corp., the period from December 26, 2005 through August 20, 2006 and the year ended December 25, 2005, prior to the acquisition of the Company by RM Restaurant Holding Corp., did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

  During the two most recent fiscal years and any subsequent interim period prior to E&Y’s dismissal, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused them to make reference to the matter in its report. There were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) that occurred within the Company’s two most recent fiscal years and any subsequent interim period preceding Ernst & Young LLP’s dismissal.

No consultations occurred between the Company and Grant during the two most recent fiscal years and any subsequent interim period prior to Grant’s appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of our 2007 fiscal year, we conducted an evaluation, under the supervision and with the participation of the principal executive officer (“CEO”) and principal financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.)  Based on this evaluation, the CEO and CFO concluded that, as of the end of our 2007 fiscal year, our disclosure controls and procedures are effective provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that our internal control over financial reporting is effective as of the end of our 2007 fiscal year.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

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

None.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding the current board of directors, executive officers and other key employees of our Company:

Name	Age	Position
Frederick F. Wolfe	57	President, Chief Executive Officer and Director
Steven Tanner	57	Chief Financial Officer
Carlos Angulo	46	President, Real Mex Foods, Inc.
Roberto (Pepe) Lopez	52	Executive Chef and Senior Vice President, Research and Development
Raymond Garcia	53	Senior Vice President of Operations — El Torito & Acapulco
Nicholas Mayer	45	Senior Vice President of Operations — Chevys
Steven K. Wallace	52	Senior Vice President of Human Resources
Clarence E. Terry	61	Director+
Michael E. Alger	51	Director*

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

Steven Tanner has been our Chief Financial Officer since January 2004. Before joining our Company, Mr. Tanner served as Chief Financial Officer at Sweet Factory during 2003, Executive Vice President and Chief Financial Officer for Pick Up Stix from 1997 to 2002 and Chief Financial Officer for In-N-Out Burger from 1991 to 1996. Mr. Tanner is a Certified Public Accountant and earned his bachelor’s degree in Accounting from the Brigham Young University.

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

Raymond Garcia has been our Senior Vice President of Operations for El Torito and Acapulco since June 2005. Previously, Mr. Garcia served from 1991 to present in a variety of positions at Acapulco rising from Assistant Manager to Vice President of Operations. Before joining Acapulco, Mr. Garcia held positions of General Manager and Regional Manager at El Torito.

Nicholas Mayer has been our Senior Vice President of Operations for Chevys since January 2007.  He was previously our Vice President of Franchise Operations upon acquisition of Chevys in January 2005, and held that same position for the Chevys predecessor company since January 2000.  Mr. Mayer joined the Chevys predecessor company in May 1993 as a General Manager, and was promoted to positions of Regional Director of Operations in 1995 and Director of Franchise Operations in  1997.

Steven K. Wallace has been our Senior Vice President of Human Resources since 2003. Mr. Wallace joined is in the summer of 2001 as Vice President of Human Resources. Previously, Mr. Wallace worked with El Torito’s predecessor company for 11 years, plus he obtained operations experience with Marriott Hotels and Stouffer Restaurants. Mr. Wallace obtained a business degree from Santa Clara University and earned his Masters Degree in Human Resources at Chapman University. He also holds the Senior Professional in Human Resources (SPHR) certification from the Society for Human Resources Management.

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

Michael E. Alger has been a Director of our Company since February 2008. Since September 2007, Mr. Alger has served as a Vice President of Operations for Sun Capital Advisors where he oversees a number of LBO fund portfolio companies. From April 2000 until September 2007, Mr. Alger served as the Executive Vice President and Chief Financial Officer of Indalex, Inc  and was responsible for Finance, IT, and procurement.  Prior to joining Indalex, Mr. Alger had numerous senior financial positions throughout his career. Mr. Alger received his Bachelor of Science degree in accounting from the University of Illinois and his Masters of Management from the JL Kellogg Graduate School at Northwestern University. Mr. Alger is also a director of CPG Finance, Inc., Indalex Holdings Finance, Inc., Specialty Motors Operations, Inc., and Performance Fibers Holdings, Inc.

Audit Committee Financial Expert

Our Board of Directors has determined that Michael Alger is an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K.  We are not required by the rules of any stock exchange or securities association to have an audit committee composed of independent directors and Mr. Alger would not be considered “independent” as such term is defined in Rule 10A-3 of the Exchange Act.

Code of Ethics

On February 7, 2007 the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and all persons performing similar functions.

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

Stock Option Plan

We have a Non-Qualified Stock Option Plan (the “2006 Plan”) which was adopted by our Board of Directors in December 2006. 100,000 shares of non-voting common stock are reserved for issuance upon exercise of stock options granted under the 2006 Plan. In January 2007, the Board of Directors issued stock options to certain members of management. These options vest 20% per year beginning August 16, 2007, with full vesting on August 16, 2011. Accelerated vesting of all outstanding options is triggered upon a change of control of the Company. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.

Employment Agreements

We entered into an executive employment agreement with Mr. Wolfe effective August 21, 2006, as amended and restated. Under the employment agreement, Mr. Wolfe is entitled to a base salary of $473,000 per annum, or such greater amount as the Board of Directors shall determine, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Wolfe is eligible to receive a bonus of up to 66 2/3% of his base salary. If Mr. Wolfe’s employment is terminated by us without cause or by his resignation for “good reason,” he would be entitled to any unpaid previously awarded bonus. If such termination without cause or for “good reason” is within the first two years of the commencement of the executive employment agreement he would be entitled to severance payments equal in the aggregate to his annual base salary for a period of two years following such termination; if the termination occurred after the two-year period, he would be entitled to severance payments equal in the aggregate to his annual base salary for a period of one year. The employment agreement with Mr. Wolfe expires on August 20, 2011.

We entered into an executive employment agreement with Mr. Tanner effective January 1, 2008. Under the employment agreement, Mr. Tanner is entitled to a base salary of $296,587 per annum, or such greater amount as the Board of Directors shall determine, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Tanner is eligible to receive a bonus of up to 50% of his base salary. If Mr. Tanner’s employment is terminated by us without cause or by his resignation for “good reason,” he would be entitled to any unpaid previously awarded bonus and he would be entitled to severance payments equal in the aggregate to his annual base salary for a period of one year. The employment agreement with Mr. Tanner expires on December 31, 2012.

Compensation Committee Interlocks and Insider Participation

During the Fiscal Year 2007, all compensation decisions were made by the Compensation Committee which is composed of Mr. Terry.  None of the Company’s executive officers currently serve, or in the past have served, as a director or member of any compensation committee of another entity that has one or more executive officers serving on the Company’s Board of Directors.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.

Submitted by:

Clarence E. Terry

Summary Compensation Table

The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for Fiscal Years 2007, 2006 and 2005 paid to our Named Executive Officers who were serving as such as of December 30, 2007:

Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Option Awards(2)	Non- Equity Incentive Plan Compen-sation(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(1)	All Other Compensation		Total
		($)	($)		(#)	(#)	($)	(#)	($)		($)
Frederick F. Wolfe CEO, President and Director	2007	490,974	110,000	*	—	322,345	—	—	45,394	(3)	968,713
	2006	484,468	836,499	*	—	—	—	—	2,267,988	(3)	3,588,955
	2005	454,935	339,293	*	—	—	—	—	—		794,228
Steven L. Tanner CFO	2007	283,841	40,000	*	—	118,193	—	—	19,433	(3)	461,467
	2006	269,135	462,676	*	—	—	—	—	1,290,320	(3)	2,022,131
	2005	254,559	133,682	*	—	—	—	—	—		388,241
Charles Rink COO(6)	2007	365,211	40,000	*	—	118,193	—	—	30,421	(4)	553,825
	2006	297,243	466,153	*	—	—	—	—	1,025,183	(4)	1,788,579
	2005	293,054	147,195	*	—	—	—	—	—		440,249
Carlos Angulo President Real Mex Foods, Inc.	2007	244,600	40,000	*	—	118,193	—	—	20,281	(4)	423,074
	2006	233,292	375,120	*	—	—	—	—	683,427	(4)	1,291,839
	2005	221,384	96,418	*	—	—	—	—	—		317,802
Roberto (Pepe) Lopez Executive Chef and Senior Vice President, Research and Development	2007	209,309	25,000	*	—	21,490	—	—	7,606	(4)	263,405
	2006	198,162	142,794	*	—	—	—	—	256,317	(4)	597,273
	2005	195,369	60,413	*	—	—	—	—	—		255,782
Raymond Garcia Senior Vice President, Operations - El Torito & Acapulco	2007	201,963	28,000	*	—	29,548	—	—	8,478	(4)	267,989
	2006	190,745	140,813	*	—	—	—	—	282,195		613,753
	2005	166,500	48,413	*	—	—	—	—	—		214,913

*                    Represents less than $50,000 or 10% of the total salary and bonus for the year indicated.

(1)             The Company does not have a pension plan and does not pay above market or preferential earnings on deferred compensation plans.

(2)             Represents compensation expense recorded related to options to acquire shares of RM Restaurant Holding, parent of the Company. These amounts do not reflect the amount of compensation actually received by the named executive office during the fiscal year.  For a description of the assumptions used in calculating the fair value of the equity awards under SFAS No. 123 (R), see our financial statements “Notes to Consolidated Financial Statements”.

(3)             Amounts for Mr. Wolfe and Mr. Tanner include restricted stock award payments and the exercise of stock option awards related to the Merger.

(4)             Represents the exercise of stock option awards. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value as of the underlying common stock on the date of grant related to the Merger.

(5)             The Company does not have a Non-Equity Incentive Plan.

(6)             Charles Rink resigned from his position as an executive officer of the Company in October 2007.

Option Grants in Fiscal Year Ended December 30, 2007

Name	Grant Date	No. of Options	Exercise Price per Share	Expiration Date	Grant Date Fair Value of Option(1)
Fredrick F. Wolfe	1/24/07	30,000	81.50	8/16/2016	322,345
Steven L. Tanner	1/24/07	11,000	81.50	8/16/2016	118,193
Charles Rink	1/24/07	11,000	81.50	8/16/2016	118,193
Carlos Angulo	1/24/07	11,000	81.50	8/16/2016	118,183
Roberto (Pepe) Lopez	1/24/07	2,000	81.50	8/16/2016	21,490
Raymond Garcia	1/24/07	2,750	81.50	8/16/2016	29,548

(1)          Represents compensation expense recorded related to options to acquire shares of RM Restaurant Holding, parent of the Company. These amounts do not reflect the amount of compensation actually received by the named executive office during the fiscal year.  For a description of the assumptions used in calculating the fair value of the equity awards under SFAS No. 123 (R), see our financial statements “Notes to Consolidated Financial Statements”.

Outstanding Equity Awards at Year End

The following table provides information regarding outstanding stock options held by the Named Executive Officers at December 30, 2007.

	Option/Warrant Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Unit That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other Rights That Have Not Vested
Fredrick F. Wolfe	6,000	24,000	—	81.50	8/16/2016	—	—	—	—
Steven L. Tanner	2,200	8,800	—	81.50	8/16/2016	—	—	—	—
Charles Rink	2,200	8,800	—	81.50	8/16/2016	—	—	—	—
Carlos Angulo	2,200	8,800	—	81.50	8/16/2016	—	—	—	—
Roberto (Pepe) Lopez	400	1,600	—	81.50	8/16/2016	—	—	—	—
Ray Garcia	550	2,200	—	81.50	8/16/2016	—	—	—	—

Potential Payments Upon Termination or Change in Control

We have arrangements with certain of the Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed above under “Employment Agreements”.

Compensation of Directors

None of our directors are compensated for serving as a director of the Company. Our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 30, 2007, our parent’s common stock authorized for issuance under its Non-Qualified Stock Option Plan included 100,000 shares of non-voting common stock, of which 79,850 options to purchase such shares have been issued, with a weighted average exercise price of $81.50 per share.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of outstanding common stock and preferred stock of Real Mex Restaurants, Inc. as of March 25, 2008 by:

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

Number and Percent of Shares of

Stock of

Real Mex Restaurants, Inc.

Common Stock
	Shares	Percentage
Greater than 5% Stockholder
RM Restaurant Holding Corp.(1)	1,000	100.00
Named Executive Officers and Directors
Frederick F. Wolfe	—	—
Steven Tanner	—	—
Charles Rink	—	—
Carlos Angulo	—	—
Roberto Lopez	—	—
Raymond Garcia	—	—
Clarence E. Terry	—	—
Michael E. Alger	—	—
All executive officers and directors as a group (8 persons)	—	—

(1) RM Restaurant Holding Corp. is located at 5660 Katella Avenue, Cypress, California 90630.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Management Agreements

The Company has a Management Services Agreement (the Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500,000 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income.  EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125,000 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $500,000 and $174,000 were recorded as general and administrative expense for the Successor Year Ended December 30, 2007 and Successor Period August 21, 2006 to December 31, 2006, respectively. Additionally, the Company prepaid $125,000 in fees under the agreement for the first quarter of 2008.

Other Related Party Transactions

In September 2006, the Company made a dividend distribution of $10.0 million to RM Restaurant Holding, its parent, which was recorded as a reduction to retained earnings. A contribution of $1.7 million was received from RM Restaurant Holding during 2007 related to a distribution to former stockholders of proceeds from the sale of land subsequent to the acquisition date, as specified in the Merger Agreement, and was recorded as additional paid in capital. The Company has also made subsequent additional distributions to and on behalf of RM Restaurant Holding Corp. in the amount of $5.4 million and has recorded the distributions as a related party receivable. During 2007, the Company received advances from RM Restaurant Holding totaling $8.0 million, which were recorded as a related party payable. The Company has a net related party payable of $2.5 million at December 30, 2007 and a net related party receivable of $3.6 million at December 31, 2006.

In April 2004, we entered into an agreement with RA Patina, pursuant to which our subsidiary, Real Mex Foods, Inc., provides food distribution services to certain restaurants owned by RA Patina. In Fiscal Years 2007 and 2006, we received approximately $1.42 million and $1.46 million, respectively, for services rendered under this food distribution service arrangement. Fortunato N. Valenti, one of our former directors, is the Chief Executive Officer of RA Patina and Richard Stockinger, also one of our former directors, is the President of RA Patina.

Director Independence

We are not listed on any national securities exchange and therefore are not subject to any listing standards for director independence.  Because our directors are affiliated with the majority stockholder of our parent company, they are not considered independent.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

Ernst & Young LLP (“E&Y”) was dismissed as our auditor effective September 21, 2007 and, on September 20, 2007, our Audit Committee recommended and the Board of Directors approved the engagement of Grant Thornton LLP (“Grant”) as our independent auditors to conduct the audit of our books and records for the fiscal year ending December 30, 2007, including required quarterly reviews. The total fees billed by Grant during 2007 were $312,000 and the total fees billed by E&Y during 2007 were $421,050. The following table shows the aggregate fees for professional services rendered during the last two fiscal years:

		Fiscal Year
	Fiscal Year	2006
	2007	Combined
Audit Fees	$372,000	$80,000
Audit Related Fees	26,000	22,000
Tax Fees	116,900	105,880
All Other Fees	218,150	30,300
Total Fees	$733,050	$238,180

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

Tax Fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning. In addition, the services included analysis of the income tax deductibility of certain Merger expenses and a tax return review.

All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us, other than the services reported in the above categories, including fees for services rendered in connection with the Chevys Acquisition and fees for services rendered in connection the Merger.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company’s business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee.  Pursuant to this authority, the Audit Committee has delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and the Chair must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During Fiscal Year 2007 all of the services related to the audit or other fees described above were pre- approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)      FINANCIAL STATEMENTS.

The Consolidated Financial Statements are filed as part of this report under Item 8 Financial Statements and Supplementary Data.

•	Consolidated Balance Sheets — December 30, 2007 and December 31, 2006

•

Consolidated Statements of Operations — Successor Fiscal Year Ended December 30, 2007 and Successor Period August 21, 2006 to December 31, 2006 and Predecessor Periods December 26, 2005 to August 20, 2006 and Fiscal Year Ended December 25, 2005

•

Consolidated Statements of Stockholders’ Equity — Successor Fiscal Year Ended December 30, 2007 and Successor Period August 21, 2006 to December 31, 2006 and Predecessor Periods December 26, 2005 to August 20, 2006 and Fiscal Year Ended December 25, 2005

•

Consolidated Statements of Cash Flows - Successor Fiscal Year Ended December 30, 2007 and Successor Period August 21, 2006 to December 31, 2006 and Predecessor Periods December 26, 2005 to August 20, 2006 and Fiscal Year Ended December 25, 2005

•	Notes to Consolidated Financial Statements — December 30, 2007 and December 31, 2006

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

EXHIBIT NO.	DESCRIPTION
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

EXHIBIT NO.	DESCRIPTION
3.29

Certificate of Incorporation of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.31 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.30

Bylaws of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.32 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.31

Articles of Formation of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.33 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.32

Operating Agreement of Chevys Restaurants, LLC (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.34 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.1

Indenture, dated as of March 31, 2004, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

4.2

First Supplemental Indenture, dated as of November 29, 2004, among CKR Acquisition Corp., Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

4.3

Second supplemental Indenture, dated as of January 10, 2005, among Chevys Restaurants, LLC, Real Mex Restaurants, Inc., the guarantors neared therein and Wells Fargo Bank, N.A., as trustee (Filed with the Securities and Exchange Commission as Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-124670) on May 5, 2005 and incorporated reference herewith)

10.1

Intercreditor Agreement dated as of March 31, 2004, by and between Wells Fargo Bank, N.A., as collateral agent and as trustee, and Fleet National Bank, as administrative agent. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

10.2	Amended and Restated Executive Employment Agreement, dated February 28, 2008 by and between Real Mex
Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to
the Company’s Report on Form 8-K (File No. 333-116310) on March 5, 2008 and incorporated by reference herewith)

10.3	Executive Employment Agreement, dated February 28, 2008 by and between Real Mex Restaurants, Inc. and
Steven Tanner. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report
on Form 8-K (File No. 333-116310) on March 5, 2008 and incorporated by reference herewith)

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

EXHIBIT NO.	DESCRIPTION
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

14.1

Code of Ethics adopted by the Company on February 7, 2007 (Filed with the Securities and Exchange Commission as Exhibit 14.1 to the Company’s Annual Report on Form 10-K on March 20, 2007 and incorporated by reference herewith)

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

REAL MEX RESTAURANTS, INC.

	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
Date: March 26, 2008		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick F. Wolfe
Frederick F. Wolfe	President and Chief Executive	March 26, 2008
Officer and Director
(Principal Executive Officer)

/s/ Steven Tanner
Steven Tanner	Chief Financial Officer	March 26, 2008
(Principal Financial Officer and
Accounting Officer)

/s/ Clarence E. Terry
Clarence E. Terry	Director	March 26, 2008

/s/ Michael E. Alger
Michael E. Alger	Director	March 26, 2008