Form 10-Q
period 2008-03-30
Real Mex Restaurants, Inc.
filed 2008-05-13
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

(562)-346-1200

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of April 27, 2008, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and in Item 1A “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 28, 2008. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.

Unless otherwise provided in this report, references to “we”, “us”, “our” and “Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Real Mex Restaurants, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands, except for share data)

	March 30, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$2,278	$2,323
Trade receivables, net	10,332	10,160
Other receivables	3,924	2,594
Inventories	11,928	12,049
Deferred compensation plan assets	2,475	3,115
Prepaid expenses and other current assets	5,810	7,186
Current portion of favorable lease asset, net	3,345	3,454
Total current assets	40,092	40,881

Property and equipment, net	97,139	96,179
Goodwill, net	273,621	273,621
Deferred charges	2,789	3,115
Favorable lease asset, less current portion, net	10,532	11,313
Other assets	9,344	9,346
Total assets	$433,517	$434,455

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$31,244	$22,692
Accrued self-insurance reserves	15,936	15,479
Accrued compensation and benefits	12,791	17,402
Other accrued liabilities	16,112	14,014
Related party payables	4,716	2,505
Current portion of long-term debt	1,302	12,579
Current portion of capital lease obligations	487	433
Total current liabilities	82,588	85,104

Long-term debt, less current portion	171,746	172,057
Capital lease obligations, less current portion	1,270	1,118
Unfavorable lease liability, less current portion, net	4,079	4,394
Other liabilities	12,826	8,669
Total liabilities	272,509	271,342

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at March 30, 2008 and December 30, 2007	—	—
Additional paid-in capital	201,803	201,706
Accumulated deficit	(40,795)	(38,593)
Total stockholder’s equity	161,008	163,113
Total liabilities and stockholder’s equity	$433,517	$434,455

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands)

	Three Months Ended
	March 30,	April 1,
	2008	2007
		As Restated
		(Note 4)
Revenues:
Restaurant revenues	$127,487	$130,295
Other revenues	9,337	7,201
Franchise revenues	753	1,015
Total revenues	137,577	138,511

Costs and expenses:
Cost of sales	34,060	32,826
Labor	50,473	49,676
Direct operating and occupancy expense	36,542	36,249
General and administrative expense	7,843	7,997
Depreciation and amortization	5,511	5,753
Amortization of favorable lease asset and unfavorable lease liability, net	567	27
Pre-opening costs	338	390

Operating income	2,243	5,593

Other income (expense):
Interest expense	(4,617)	(4,846)
Other income (expense), net	189	(94)

Total other expense, net	(4,428)	(4,940)

(Loss) income before income tax provision	(2,185)	653

Income tax provision	17	273

Net (loss) income	$(2,202)	$380

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 30,	April 1,
	2008	2007
		As Restated
		(Note 4)
Operating activities
Net (loss) income	$(2,202)	$380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,511	5,753
Amortization of:
Favorable lease asset and unfavorable lease liability, net	567	28
Debt premium	(293)	(293)
Deferred financing costs	315	558
Loss (gain) on disposal of property and equipment	74	(51)
Stock-based compensation expense	97	228
Deferred tax asset	—	248
Other	—	(159)
Changes in operating assets and liabilities:
Trade and other receivables	(1,502)	(2,197)
Inventories	121	(12)
Deferred compensation plan assets	640	(217)
Prepaid expenses and other current assets	1,485	1,062
Related party receivable	2,211	(71)
Deferred charges, net	11	(177)
Other assets	(107)	(2)
Accounts payable and accrued liabilities	6,008	(1,008)
Other liabilities	4,165	1,445
Net cash provided by operating activities	17,101	5,515

Investing activities
Additions to property and equipment	(6,057)	(5,775)
Net cash used in investing activities	(6,057)	(5,775)

Financing activities
Net (repayment) borrowing under revolving credit facility	(11,000)	750
Payments on long-term debt agreements and capital lease obligations	(89)	(142)
Payment of financing costs	—	(534)
Net cash (used in) provided by financing activities	(11,089)	74
Net decrease in cash and cash equivalents	(45)	(186)

Cash and cash equivalents at beginning of period	2,323	2,710
Cash and cash equivalents at end of period	$2,278	$2,524

Supplemental disclosure of cash flow information
Interest paid	$2,007	$2,391
Income taxes paid	$17	$24

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 30, 2008

(in thousands, except for share data)

1.                                     Basis of Presentation

Real Mex Restaurants, Inc. (the surviving corporation resulting from a merger on August 21, 2006 with RM Integrated, Inc. (the “Merger”)), a Delaware corporation, was formed on May 15, 1998.

Real Mex Restaurants, Inc. (the “Company”), primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”), operated 187 restaurants as of March 30, 2008, of which 155 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. Real Mex Restaurants, Inc.’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.

The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2008 is December 28, 2008 and in 2007 was December 30, 2007. The accompanying consolidated balance sheets present the Company’s financial position as of March 30, 2008 and December 30, 2007. The accompanying consolidated statements of operations and cash flows present the 13 week quarters ended March 30, 2008 and April 1, 2007.

The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly-owned subsidiaries. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (SEC). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC in our annual report on Form 10-K for the year ended December 30, 2007. We believe that the disclosures included in our accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the our annual report on Form 10-K. The accompanying consolidated balance sheet as of December 30, 2007 has been derived from our audited financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.                                     Long-Term Debt

Long-term debt consists of the following:

	March 30, 2008	December 30, 2007
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	2,344	2,637
Senior Secured Revolving Credit Facility	—	11,000
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	641	656
Other	63	343
	173,048	184,636
Less current portion	(1,302)	(12,579)
	$171,746	$172,057

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at March 30, 2008.

We can redeem our senior secured notes at any time. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

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

On April 17, 2008, the Company executed an amendment (the “Amendment”) to New Senior Secured Revolving Credit Facilities. The Amendment modifies certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and June 29, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured

Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of March 30, 2008, there were no borrowings outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at March 30, 2008.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of March 30, 2008, the interest rate on the New Senior Unsecured Credit Facility term loan was 9.83%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at March 30, 2008.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 30, 2008, the principal amount outstanding on the mortgage was $0.6 million.

Interest rates for the Company’s long-term debt are shown in the following table:

	March 30, 2008	December 30, 2007
Senior Secured Notes due 2010	10.00%	10.00%
Senior Secured Revolving Credit Facilities	5.36 to 6.00%	7.02 to 8.00%
Senior Unsecured Credit Facility	9.83%	9.83%
Mortgage	9.28%	9.28%
Other	—	6.45 to 7.75%

4.                                     Capitalization

Common Stock

The Company is authorized to issue 1,000 shares of common stock. At March 30, 2008 and December 30, 2007, there were 1,000 shares of common stock authorized, issued and outstanding.

Stock Option Plans

In December 2006, the Board of Directors of RM Restaurant Holding Corp. (the “Board”), the Company’s parent, adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of the Company’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. Options vest 20% per year according to the schedule specified in each option agreement. Accelerated vesting of all outstanding options is triggered upon a change of control of the Company. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model.

The Company utilizes comparator companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under SAB 107. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three months ended March 30, 2008:

Weighted average fair value of grants	$39.43
Risk-free interest rate	4.52%
Expected volatility	42.28%
Expected life in years	6.15

The following table summarizes the stock option activity as of and for the three months ended March 30, 2008:

	Shares	Weighted Average Exercise Price
Outstanding at December 30, 2007	79,850	$81.50
Granted	—	—
Exercised	—	—
Forfeited/expired	(12,850)	81.50
Outstanding at March 30, 2008	67,000	$81.50
Vested and expected to vest at March 30, 2008	62,060	$81.50
Exercisable at March 30, 2008	12,900	$81.50

The Company recorded $97 of stock-based compensation expense for the three months ended March 30, 2008, which is included in general and administrative expense on the consolidated statements of operations. As of March 30, 2008, $1,615 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.9 years. At March 30, 2008, the aggregate intrinsic value of exercisable options was $0.

The initial valuation of the stock-based compensation was completed during the third quarter of 2007. At such time, the Company determined that $628 of stock-based compensation expense should be recorded in the nine months ended September 30, 2007 as the amounts had not been previously recorded. Of the $628, $172 related to the quarter ended September 30, 2007 and $456 related to the prior 2007 quarters, which the Company believes is not material to the prior quarters. The following table presents the major subtotals for the Company’s unaudited Consolidated Statements of Operations and the related impact of the restatement adjustments discussed above for the first and second quarter of 2007 (in thousands):

	Three months ended April 1, 2007			Three months ended July 1, 2007
	Previously Reported	Effect of Restatement	Restated	Previously Reported	Effect of Restatement	Restated
General and administrative expense	$7,769	$228	$7,997	$8,057	$228	$8,285
Operating income	5,821	(228)	5,593	8,041	(228)	7,813
Income before income tax provision	881	(228)	653	5,151	(228)	4,923
Income tax provision	368	(95)	273	2,040	(90)	1,950
Net income	513	(133)	380	3,111	(138)	2,973

5.                                     Related Party Transactions

The Company has a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $125 were recorded as general and administrative expense during the three months ended March 30, 2008.

The Company periodically makes distributions to, from and on behalf of RM Restaurant Holding Corp., its parent. During the three months ended March 30, 2008, the Company received an advance from RM Restaurant Holding Corp. totaling $2,000, which was recorded as a related party payable. The Company has a net related party payable of $4,716 and $2,505 at March 30, 2008 and December 30, 2007, respectively.

6.                                     Impact of Recently Issued Accounting Principles

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. We did not apply the provisions of SFAS 157 during the first quarter of 2008; however, we will apply the provisions as necessary (i.e. annual year-end impairment review of goodwill and intangible assets). As a result, the adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition during the quarter ended March 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. As a result, the adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition during the quarter ended March 30, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. Early adoption of SFAS 141R is not permitted. The Company does not believe that the adoption of SFAS 141R will have an effect on its financial statements; however, the effect is dependent upon whether the company makes any future acquisitions and the specifics of those acquisitions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.

Overview

We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of March 30, 2008, we operated 187 restaurants, 155 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our three major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005 and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.

El Torito, El Torito Grill, Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate eight additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; and Who·Song & Larry’s.

In 2007, we opened four restaurants, including two El Torito restaurants, one El Torito Grill restaurant and one Chevys restaurant, all in California. We have signed leases for 5 openings in 2008, including two Chevys restaurants and an El Torito restaurant in California, and two El Torito Grill restaurants, located in New York and Florida.

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

Depreciation and amortization principally includes depreciation of capital expenditures for restaurants and also includes amortization of favorable lease asset and unfavorable lease liability. Amortization of favorable lease asset and unfavorable lease liability represents the amortization of the asset in excess of the approximate fair market value and the liability in excess of the approximate fair market value of the leases assumed as of August 21, 2006, the date of the Merger of the Company. The amounts are being amortized over the remaining primary terms of the underlying leases.

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

Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended March 30, 2008 and April 1, 2007 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of March 30, 2008, we had 175 restaurants that met this criterion.

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

For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Note 3 of the Consolidated Financial Statements in our report on Form 10-K filed for the fiscal year ended December 31, 2007.

Results of Operations

The discussion of and the results of operations are based on the 13 week periods (“first quarter”) ended March 30, 2008 and April 1, 2007.

Our operating results for the 13 week periods ended March 30, 2008 and April 1, 2007 are expressed as a percentage of total revenues below:

	13 Weeks Ended
	March 30, 2008	April 1, 2007
Total revenues	100.0%	100.0%
Cost of sales	24.8	23.7
Labor	36.7	35.9
Direct operating and occupancy expense	26.6	26.2
Total operating costs	88.0	85.7
General and administrative expense	5.7	5.8
Depreciation	4.0	4.2
Pre-opening costs	0.2	0.3
Operating income	1.6	4.0
Interest expense	3.4	3.5
(Loss) income before tax provision	(1.6)	0.5
Net (loss) income	(1.6)	0.3

Thirteen weeks ended March 30, 2008 compared to the thirteen weeks ended April 1, 2007

Total Revenues. Total revenues decreased by $0.9 million, or 0.7%, to $137.6 million in the first quarter of 2008 from $138.5 million in the first quarter of 2007 due to a $2.8 million decrease in restaurant revenues and a $0.3 million decrease in royalty and franchise fees, partially offset by a $2.1 million increase in other revenues. The decrease in restaurant revenues was partially due to comparable store sales decreases of 0.2% in the quarter combined with a net five store decrease in restaurant count in the first quarter 2008 versus the first quarter 2007. The increase in other revenues was primarily due to an increase in sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.

Cost of Sales. Total cost of sales of $34.1 million in the first quarter of 2008 increased $1.2 million or 3.8% as compared to the first quarter of 2007. As a percentage of total revenues, cost of sales increased to 24.8% for the first quarter of 2008 from 23.7% for the first quarter of 2007. This increase was due to higher commodity costs combined with higher costs associated with the increase in sales to outside customers by our distribution facility.

Labor. Labor costs of $50.5 million in the first quarter of 2008 increased by $0.8 million or 1.6% as compared to the first quarter of 2007. As a percentage of total revenues, labor costs increased to 36.7% in the first quarter of 2008 from 35.9% in the first quarter of 2007. This increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with higher casualty and health insurance expenses in the first quarter of

2008. Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $36.5 million in the first quarter of 2008 increased $0.3 million or 0.8% versus the first quarter of 2007 primarily due to higher occupancy expense in the first quarter of 2008. Direct operating and occupancy expense as a percentage of sales increased to 26.6% in the first quarter of 2008 from 26.2% in the first quarter of 2007.

General and Administrative Expense. General and administrative expense of $7.8 million in the first quarter of 2008 decreased by $0.2 million or 1.9% as compared to the first quarter of 2007 primarily due to a decrease in legal expenses. General and administrative expense as a percentage of sales decreased to 5.7% in the first quarter of 2008 from 5.8% in the first quarter of 2007.

Depreciation and amortization. Depreciation and amortization expense of $5.5 million in the first quarter of 2008 decreased $0.2 million or 4.2% as compared to the first quarter of 2007. As a percentage of total revenues, depreciation and amortization decreased to 4.0% for the first quarter of 2008 from 4.2% for the first quarter of 2007.

Interest Expense. Interest expense of $4.6 million in the first quarter of 2008 decreased $0.2 million or 4.7% as compared to the first quarter of 2007 primarily due to a reduction in the interest rate on our senior unsecured credit facility, with a range of 7.0% to 8.0% at April 1, 2007 versus a range of 5.4% to 6.0%  at March 30, 2008. As a percentage of total revenues, interest expense was 3.4% in the first quarter of 2008 and 3.5% in the first quarter of 2007.

Income tax provision. The income tax provision for the first quarter of 2008 and 2007 was based on estimated annual effective tax rates. A rate of 0.8% was applied to the first quarter of 2008 versus a rate of 41.8% in the first quarter of 2007. The decrease in rate is due to the recording of a full valuation reserve for deferred tax assets at December 30, 2007, which is also expected during 2008. The rates are comprised of the combined federal and state statutory rates.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness, including capital lease obligations and excluding unamortized debt premium, at March 30, 2008 was $174.8 million, and we had $15.0 million of revolving credit availability under our revolving credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. Our senior secured notes mature in 2010 and we will need additional financing to meet this obligation. Our New Senior Secured Revolving Credit Facility matures in 2009 and we cannot assure you that a new credit facility will be available to us. Also, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Operating Activities. We had net cash provided by operating activities of $17.1 million for the quarter ended March 30, 2008 compared with net cash provided by operating activities of $5.5 million for the quarter ended April 1, 2007. The increase in cash provided by operating activities was primarily attributable to increases in accounts payable, other accrued liabilities and other liabilities. The increase in accounts payable and other accrued liabilities is primarily a result of timing differences. The increase in other liabilities is primarily due to increases in deferred income related to vendor rebates and landlord contributions.

Investing Activities. We had net cash used in investing activities, comprised entirely of additions to property and equipment, of $6.1 million and $5.8 million for the quarters ended March 30, 2008 and April 1, 2007  respectively.

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

Financing Activities. We had net cash used in financing activities of $11.1 million in the quarter ended March 30, 2008 compared with net cash provided by financing activities of $0.1 million in the quarter ended April 1, 2007. The increase in cash used in financing activities was primarily due to the repayment of all outstanding borrowings under our New Senior Secured Revolving Credit Facility.

Debt and Other Obligations

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a contract rate of 10% per annum. (The interest rate was 10.25% through March 31, 2007 as, in fiscal year 2005, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase in the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at March 30, 2008.

We can redeem our senior secured notes at any time. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in assets sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.

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

On April 17, 2008, the Company executed an amendment (the “Amendment”) to New Senior Secured Revolving Credit Facilities. The Amendment modifies certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and June 29, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of March 30, 2008, there were no borrowings outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at March 30, 2008.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of March 30, 2008, the interest rate on the New Senior Unsecured Credit Facility term loan was 9.83%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at March 30, 2008.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 30, 2008, the principal amount outstanding on the mortgage was $0.6 million.

Interest rates for the Company’s long-term debt are shown in the following table:

	March 30, 2008	December 30, 2007
Senior Secured Notes due 2010	10.00%	10.00%
Senior Secured Revolving Credit Facilities	5.36 to 6.00%	7.02 to 8.00%
Senior Unsecured Credit Facility	9.83%	9.83%
Mortgage	9.28%	9.28%
Other	—	6.45 to 7.75%

Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.8%. As of March 30, 2008, the principal amount due relating to capital lease obligations was $1.8 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,600 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.

Inflation

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

Management continually seeks ways to mitigate the impact of inflation on our business. We believe that our current practice of maintaining operating margins through a combination of periodic menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.

We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in fiscal years 2008 and 2007 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of March 30, 2008, we had $65.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% fluctuation in interest rates, as of March 30, 2008, would result in an after tax reduction of $0.4 million in earnings on an annualized basis.

Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality and other factors outside our control. In an effort to control some of this risk, we have entered into certain fixed price purchase agreements with varying terms of generally no more than one year duration. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

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

Changes In Internal Controls Over Financial Reporting

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

Item 1A. Risk Factors

No material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

10.1

Amendment No. 2 to Credit Agreement dated April 17, 2008. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2008 and incorporated by reference herewith.)

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.

Dated: May 12, 2008	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 12, 2008	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (Principal Financial Officer and Accounting Officer)