Form 10-Q
period 2008-06-29
Real Mex Restaurants, Inc.
filed 2008-08-13
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(562)-346-1200
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of July 27, 2008, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	June 29,	December 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,283	$2,323
Trade receivables, net	10,690	10,160
Other receivables	3,544	2,594
Related party receivables	48	—
Inventories	13,848	12,049
Deferred compensation plan assets	2,558	3,115
Prepaid expenses and other current assets	6,793	7,186
Current portion of favorable lease asset, net	3,211	3,454

Total current assets	42,975	40,881

Property and equipment, net	99,058	96,179
Goodwill, net	239,621	273,621
Deferred charges	2,555	3,115
Favorable lease asset, less current portion, net	9,787	11,313
Other assets	9,332	9,346

Total assets	$403,328	$434,455

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$28,854	$22,692
Accrued self-insurance reserves	16,102	15,479
Accrued compensation and benefits	17,417	17,402
Other accrued liabilities	12,746	14,014
Related party payables	—	2,505
Current portion of long-term debt	4,283	12,579
Current portion of capital lease obligations	495	433

Total current liabilities	79,897	85,104

Long-term debt, less current portion	171,435	172,057
Capital lease obligations, less current portion	1,146	1,118
Unfavorable lease liability, less current portion, net	3,766	4,394
Other liabilities	12,586	8,669

Total liabilities	268,830	271,342

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at June 29, 2008 and December 30, 2007	—	—
Additional paid-in capital	207,132	201,706
Accumulated deficit	(72,634)	(38,593)

Total stockholder’s equity	134,498	163,113

Total liabilities and stockholder’s equity	$403,328	$434,455

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
		As Restated		As Restated
		(Note 5)		(Note 5)
Revenues:
Restaurant revenues	$140,305	$139,882	$267,792	$270,177
Other revenues	11,369	8,675	20,706	15,876
Royalty and franchise fees	854	1,018	1,607	2,033

Total revenues	152,528	149,575	290,105	288,086

Costs and expenses:
Cost of sales	37,672	36,296	71,732	69,122
Labor	53,272	52,230	103,745	101,906
Direct operating and occupancy expense	38,571	38,322	75,113	74,573
General and administrative expense	7,886	8,309	15,729	16,307
Depreciation and amortization	6,235	6,138	12,313	11,916
Pre-opening costs	997	466	1,335	856
Goodwill impairment	34,000	—	34,000	—
Impairment of property and equipment	1,623	—	1,623	—

Operating (loss) income	(27,728)	7,814	(25,485)	13,406

Other income (expense):
Interest expense	(4,621)	(4,842)	(9,238)	(9,688)
Other income, net	510	1,953	699	1,858

Total other expense, net	(4,111)	(2,889)	(8,539)	(7,830)

(Loss) income before income tax provision	(31,839)	4,925	(34,024)	5,576

Income tax provision	—	1,951	17	2,223

Net (loss) income	$(31,839)	$2,974	$(34,041)	$3,353

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	June 29,	July 1,
	2008	2007
		As Restated
		(Note 5)
Operating activities
Net (loss) income	$(34,041)	$3,353
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,190	11,455
Amortization of:
Favorable lease asset and unfavorable lease liability, net	1,123	461
Debt premium	(586)	(977)
Deferred financing costs	641	874
Goodwill impairment	34,000	—
Gain on disposal of property and equipment	(30)	(681)
Impairment of property and equipment	1,623	—
Stock-based compensation expense	226	456
Deferred tax asset	—	2,156
Other	—	232
Changes in operating assets and liabilities:
Trade and other receivables	(1,480)	(3,314)
Inventories	(1,799)	(1,538)
Deferred compensation plan assets	557	(429)
Prepaid expenses and other current assets	636	(635)
Related party receivable/payable	85	(1,783)
Deferred charges, net	19	(168)
Other assets	(229)	185
Accounts payable and accrued liabilities	3,878	415
Other liabilities	3,935	2,485

Net cash provided by operating activities	19,748	12,547

Investing activities
Additions to property and equipment	(14,047)	(17,890)
Sale of Fuzio trademark	—	1,200
Net proceeds from disposal of property and equipment	39	4,682

Net cash used in investing activities	(14,008)	(12,008)

Financing activities
Net repayment under revolving credit facility	(9,000)	(800)
Borrowings under long-term debt agreements	980	981
Payments on long-term debt agreements and capital lease obligations	(222)	(405)
Payment of financing costs	(100)	(534)
Capital contributions	2,562	—

Net cash used in financing activities	(5,780)	(758)

Net decrease in cash and cash equivalents	(40)	(219)

Cash and cash equivalents at beginning of period	2,323	2,710

Cash and cash equivalents at end of period	$2,283	$2,491

Supplemental disclosure of cash flow information
Interest paid	$9,213	$10,092

Income taxes paid	$17	$133

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 29, 2008
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc. (the surviving corporation resulting from a merger on August 21, 2006 with RM Integrated, Inc. (the “Merger”)), a Delaware corporation, was formed on May 15, 1998.
Real Mex Restaurants, Inc. (the “Company”), primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”), operated 189 restaurants as of June 29, 2008, of which 156 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. The Company’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2008 is December 28 and in 2007 was December 30. The accompanying consolidated balance sheets present the Company’s financial position as of June 29, 2008 and December 30, 2007. The accompanying consolidated statements of operations and cash flows present the 26 weeks ended June 29, 2008 and July 1, 2007.
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
2. Impairment of Goodwill
Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Management performs its annual impairment test during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We consider the reporting unit level to be the Company level, as the components (e.g., brands) within our Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, our management determines the fair value of a reporting unit and compares it to its carrying amount. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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
Management forecasts were revised due to the continued impact of the downturn in the economy on current operations and growth projections. As a result, the Company identified impairment of approximately $34.0 million. We have recorded a non-cash charge of $34.0 million for the write-down of the goodwill related to the Merger as of June 29, 2008.
3. Impairment of Long-Lived Assets
Long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During the six months ended June 29, 2008, the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $1,623, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired. No impairment was recorded during the six months ended July 1, 2007.
4. Long-Term Debt
Long-term debt consists of the following:

	June 29,	December 30,
	2008	2007
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	2,051	2,637
Senior Secured Revolving Credit Facility	2,000	11,000
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	624	656
Other	1,043	343

	175,718	184,636
Less current portion	(4,283)	(12,579)

	$171,435	$172,057

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a rate of 10.25% per annum. The interest rate was 10% through March 31, 2008. The increase to 10.25% resulted as, in fiscal year 2007, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase from the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture. Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at June 29, 2008.
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
On April 17, 2008, the Company executed an amendment (the “Amendment”) to New Senior Secured Revolving Credit Facilities. The Amendment modified certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and June 29, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of June 29, 2008, there was $2.0 million outstanding under the New Senior Secured Revolving Credit Facility.
The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at June 29, 2008.

Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of June 29, 2008, the interest rate on the New Senior Unsecured Credit Facility term loan was 7.48%.
Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios which were (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and were (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at June 29, 2008.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of June 29, 2008, the principal amount outstanding on the mortgage was $0.6 million.
Interest rates for the Company’s long-term debt are shown in the following table:

	June 29,	December 30,
	2008	2007
Senior Secured Notes due 2010	10.25%	10.00%
Senior Secured Revolving Credit Facilities	5.21 to 6.25%	7.02 to 8.00%
Senior Unsecured Credit Facility	7.48%	9.83%
Mortgage	9.28%	9.28%
Other	3.98%	6.45 to 7.75%
5. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At June 29, 2008 and December 30, 2007, there were 1,000 shares of common stock authorized, issued and outstanding.
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
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised), “Share-Based Payments” (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model.

The Company utilizes comparator companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under SAB 107. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three and six months ended June 29, 2008:

Weighted average fair value of grants	$39.43
Risk-free interest rate	4.52%
Expected volatility	42.28%
Expected life in years	6.15
The following table summarizes the stock option activity as of and for the six months ended June 29, 2008:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 30, 2007	79,850	$81.50
Granted	—	—
Exercised	—	—
Forfeited/expired	(13,650)	81.50

Outstanding at June 29, 2008	66,200	81.50

Vested and expected to vest at June 29, 2008	61,949	81.50
Exercisable at June 29, 2008	12,900	81.50
The Company recorded $129 and $226 of stock-based compensation expense for the three and six months ended June 29, 2008, which is included in general and administrative expense on the consolidated statements of operations. As of June 29, 2008, $1,485 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.7 years. At June 29, 2008, the aggregate intrinsic value of exercisable options was $0.
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

	Three months ended April 1, 2007			Three months ended July 1, 2007
	Previously	Effect of		Previously	Effect of
	Reported	Restatement	Restated	Reported	Restatement	Restated
General and administrative expense	$7,769	$228	$7,997	$8,057	$228	$8,285
Operating income	5,821	(228)	5,593	8,041	(228)	7,813
Income before income tax provision	881	(228)	653	5,151	(228)	4,923
Income tax provision	368	(95)	273	2,040	(90)	1,950
Net income	513	(133)	380	3,111	(138)	2,973
6. Related Party Transactions
The Company has a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $125 and $250 were recorded as general and administrative expense during the three and six months ended June 29, 2008.

The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the senior secured notes), from and on behalf of RM Restaurant Holding Corp., its parent. During the second quarter of 2008, management determined that certain payments received from its parent during 2007 and first quarter of 2008 which had been recorded as intercompany payables should be recorded as capital contributions. As a result, a reclassification of $4,865 was recorded during the second quarter of 2008 to reduce related party payables and increase additional paid in capital. During the three months ended June 29, 2008, the Company received an additional $335 from RM Restaurant Holding Corp. which was recorded as a capital contribution. The Company had a net related party receivable of $48 at June 29, 2008 and a net related party payable of $2,505 at December 30, 2007.
7. Impact of Recently Issued Accounting Principles
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. As a result, the adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition during the quarter ended June 29, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. As a result, the adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition during the quarter ended June 29, 2008.
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
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of June 29, 2008, we operated 189 restaurants, 156 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our three major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005 and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.
During 2008, we opened our first Sinigual restaurant in Brandon, Florida. Sinigual is the new name for El Torito Grills outside southern California. We also changed the name of the El Torito Grill in Beverly Hills, California, to Sinigual.
El Torito, El Torito Grill, Sinigual, Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to these concepts, we operate eight additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; and Who ·Song & Larry’s.
During 2008, we have opened three restaurants, including one El Torito and one Chevys in California, and one Sinigual in Florida. We have signed leases for two additional openings in 2008, including a Chevys in California and a Sinigual in New York. In 2007, we opened four restaurants, including two El Torito restaurants, one El Torito Grill restaurant and one Chevys restaurant, all in California.
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
Goodwill impairment reflects the impairment losses related to the difference between the fair value and recorded value for goodwill as identified in our impairment test. The fair value was determined using discounted cash flow projections based upon management forecasts. We recorded a goodwill impairment charge of $34.0 million during the second quarter as a result of the impact of the downturn in the economy on current operations and growth projections.

Other income includes gains on the disposal of assets and other miscellaneous income and expense.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The six months ended June 29, 2008 and July 1, 2007 consist of 26 weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of June 29, 2008, we had 174 restaurants that met this criterion.
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
Results of Operations
Our operating results for the three and six months ended June 29, 2008 and July 1, 2007 are expressed as a percentage of total revenues below:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.7	24.3	24.7	24.0
Labor	34.9	34.9	35.8	35.4
Direct operating and occupancy expense	25.3	25.6	25.9	25.9
Total operating costs	84.9	84.8	86.4	85.3
General and administrative expense	5.2	5.6	5.4	5.7
Depreciation and amortization	4.1	4.1	4.2	4.1
Pre-opening costs	0.7	0.3	0.5	0.3
Operating (loss) income	(18.2)	5.2	(8.8)	4.7
Interest expense	3.0	3.2	3.2	3.4
(Loss) income before tax provision	(20.9)	3.3	(11.7)	1.9
Net (loss) income	(20.9)	2.0	(11.7)	1.2
Three months ended June 29, 2008 compared to the three months ended July 1, 2007
Total Revenues. Total revenues increased by $3.0 million, or 2.0%, to $152.5 million in the second quarter of 2008 from $149.6 million in the second quarter of 2007 due to a $2.7 million increase in other revenues combined with a $0.4 million increase in restaurant revenues, partially offset by a $0.2 million decrease in royalty and franchise fees. The increase in other revenues was primarily due to an increase in sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary. The increase in restaurant revenues was due to comparable store sales increases of 1.4% in the quarter, partially offset by restaurant closures and the timing of new restaurant openings.
Cost of Sales. Total cost of sales of $37.7 million in the second quarter of 2008 increased $1.4 million or 3.8% as compared to the second quarter of 2007. As a percentage of total revenues, cost of sales increased to 24.7% in the second quarter of 2008 from 24.3% in the second quarter of 2007. This increase was due to higher commodity costs combined with higher costs associated with the increase in sales to outside customers by our distribution facility.

Labor. Labor costs of $53.3 million in the second quarter of 2008 increased by $1.0 million or 2.0% as compared to the second quarter of 2007. As a percentage of total revenues, labor costs were flat versus the prior year at 34.9% in the second quarter of 2008 versus the second quarter of 2007. The increase in labor dollars was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with higher casualty and health insurance expenses in the second quarter of 2008. Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $38.6 million in the second quarter of 2008 increased $0.2 million or 0.6% versus the second quarter of 2007 primarily due to higher advertising and occupancy expenses in the second quarter of 2008. Direct operating and occupancy expense as a percentage of sales decreased to 25.3% in the second quarter of 2008 from 25.6% in the second quarter of 2007.
General and Administrative Expense. General and administrative expense of $7.9 million in the second quarter of 2008 decreased by $0.4 million or 5.1% as compared to the second quarter of 2007 primarily due to a decrease in legal expenses. General and administrative expense as a percentage of sales decreased to 5.2% in the second quarter of 2008 from 5.6% in the second quarter of 2007.
Depreciation and amortization. Depreciation and amortization expense of $6.2 million in the second quarter of 2008 increased $0.1 million or 1.6% as compared to the second quarter of 2007. As a percentage of total revenues, depreciation and amortization remained at 4.1% for the second quarter of 2008 and the second quarter of 2007.
Goodwill Impairment. A non-cash goodwill impairment charge of $34.0 million was recorded during the second quarter to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No impairment was recognized by the Company during the second quarter of 2007.
Interest Expense. Interest expense of $4.6 million in the second quarter of 2008 decreased $0.2 million or 4.6% as compared to the second quarter of 2007 primarily due to a reduction in the interest rate on our senior unsecured credit facility, with a range of 5.2% to 6.5% at June 29, 2008 versus a range of 7.6% to 9.0% at July 1, 2007. As a percentage of total revenues, interest expense decreased to 3.0% in the second quarter of 2008 from 3.2% in the second quarter of 2007.
Income tax provision. The income tax provision for the second quarter of 2008 and 2007 was based on estimated annual effective tax rates. Although the company incurred a pretax loss, no benefit was recorded during the second quarter of 2008, due to the recording of a full valuation reserve for deferred tax assets at December 30, 2007, which is also expected during 2008. A rate of 39.6% was used in the second quarter of 2007, comprised of the combined federal and state statutory rates.
Six months ended June 29, 2008 compared to the six months ended July 1, 2007
Total Revenues. Total revenues increased by $2.0 million, or 0.7%, to $290.1 million in the first six months of 2008 from $288.1 million in the first six months of 2007 due to a $4.8 million increase in other revenues, partially offset by a $2.4 million or 0.9% decrease in restaurant revenues and a $0.4 million decrease in royalty and franchise fees. The increase in other revenues was primarily due to an increase in sales to outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary. Comparable restaurant sales increases of 0.6% in the first six months of 2008 versus the first six months of 2007 were offset by restaurant closures and the timing of new restaurant openings.
Cost of Sales. Total cost of sales of $71.7 million in the first six months of 2008 increased $2.6 million or 3.8% as compared to the first six months of 2007. As a percentage of total revenues, cost of sales increased to 24.7% in the first six months of 2008 from 24.0% in the first six months of 2007. This increase was due to higher commodity costs combined with higher costs associated with the increase in sales to outside customers by our distribution facility.
Labor. Labor costs of $103.7 million in the first six months of 2008 increased by $1.8 million or 1.8% as compared to the first six months of 2007. As a percentage of total revenues, labor costs increased to 35.8% in the first six months of 2008 from 35.4% in the first six months of 2007. The increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with higher casualty and health insurance expenses in the first six months of 2008 versus the first six months of 2007. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $75.1 million in the first six months of 2008 increased by $0.5 million or 0.7% as compared to the first six months of 2007. Direct operating and occupancy expense as a percentage of sales was flat versus the prior year at 25.9% in the first six months of 2008 as compared with the first six months of 2007. The increase in Direct Operating and Occupancy Expense dollars was primarily due to an increase in advertising expense, and an increase in occupancy resulting from lease renewals and new restaurants.
General and Administrative Expense. General and administrative expense of $15.7 million in the first six months of 2008 decreased by $0.6 million or 3.5% as compared to the first six months of 2007 primarily due to lower legal fees in the first six months of 2008 versus the first six months of 2007. General and administrative expense as a percentage of sales decreased to 5.4% in the first six months of 2008 from 5.7% in the first six months of 2007.
Depreciation and amortization. Depreciation and amortization expense of $12.3 million in the first six months of 2008 increased $0.4 million or 3.3% as compared to the first six months of 2007. As a percentage of total revenues, depreciation and amortization increased to 4.2% in the first six months of 2008 from 4.1% in the first six months of 2007.
Goodwill Impairment. A non-cash goodwill impairment charge of $34.0 million was recorded during the first six months of 2008 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No impairment was recognized by the Company during the first six months of 2007.
Interest Expense. Interest expense of $9.2 million in the first six months of 2008 decreased $0.5 million or 4.6% as compared to the first six months of 2007 due to a reduction in the interest rate on our senior unsecured credit facility, with a range of 5.2% to 8.0% at June 29, 2008 versus a range of 7.6% to 9.0% at July 1, 2007. As a percentage of total revenues, interest expense decreased to 3.2% in the first six months of 2008 from 3.4% in the first six months of 2007.
Income tax provision. The income tax provision for the first six months of 2008 and 2007 was based on estimated annual effective tax rates. Although the company incurred a pretax loss, no benefit was recorded during the first six months of 2008, due to the recording of a full valuation reserve for deferred tax assets at December 30, 2007, which is also expected during 2008. A rate of 39.9% was used in the first six months of 2007, comprised of the combined federal and state statutory rates.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness, including capital lease obligations and excluding unamortized debt premium, at June 29, 2008 was $173.7 million, and we had $13.0 million of revolving credit availability under our revolving credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. Our senior secured notes mature in 2010 and we will need additional financing to meet this obligation. Our New Senior Secured Revolving Credit Facility matures in 2009 and we cannot assure you that a new credit facility will be available to us. Also, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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

Operating Activities. We had net cash provided by operating activities of $19.7 million for the six months ended June 29, 2008 compared with net cash provided by operating activities of $12.5 million for the six months ended July 1, 2007. The increase in cash provided by operating activities was primarily attributable to changes in related party balances and increases in accounts payable and other accrued liabilities. The change in related party balances resulted from cash received from our parent company. The increase in accounts payable and other accrued liabilities is primarily a result of timing differences.
Investing Activities. We had net cash used in investing activities, comprised primarily of additions to property and equipment, of $14.0 million and $12.0 million for the six months ended June 29, 2008 and July 1, 2007, respectively.
We expect to make capital expenditures totaling approximately $23.9 million in Fiscal Year 2008. Approximately $1.0 million is expected to be spent on restaurant remodels and refurbishment and approximately $12.5 million is expected to be used to build five new El Torito, Sinigual and Chevys restaurants. Pre-opening expenses associated with these new restaurants are expected to total approximately $1.7 million. We expect Fiscal Year 2008 capital expenditures for information technology to be approximately $0.7 million, for Real Mex Foods approximately $1.2 million and maintenance and other capital expenditures for our restaurants approximately $8.5 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers. We may exceed the capital expenditure limit under the indenture governing the senior secured notes, which would require us to continue to pay a 0.25% increase in the stated rate of 10%. Exceeding the capital expenditure limit does not constitute a default with respect to the senior secured notes or indenture.
Financing Activities. We had net cash used in financing activities of $5.8 million during the six months ended June 29, 2008 compared $0.8 million during the six months ended July 1, 2007. The increase in cash used in financing activities was primarily due to a net repayment of $9.0 million under our New Senior Secured Revolving Credit Facility during the current year, partially offset by capital contributions of $2.6 million received from RM Restaurant Holding Corp., our parent company.
Debt and Other Obligations
Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a rate of 10.25% per annum. The interest rate was 10% through March 31, 2008. The increase to 10.25% resulted as, in fiscal year 2007, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase from the stated rate of 10%. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture.) Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are fully and unconditionally guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. Our senior secured notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at June 29, 2008.
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
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of June 29, 2008, there was $2.0 million outstanding under the New Senior Secured Revolving Credit Facility.
The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at June 29, 2008.
Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of June 29, 2008, the interest rate on the New Senior Unsecured Credit Facility term loan was 7.48%.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at June 29, 2008.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of June 29, 2008, the principal amount outstanding on the mortgage was $0.6 million.
Interest rates for the Company’s long-term debt are shown in the following table:

	June 29,	December 30,
	2008	2007
Senior Secured Notes due 2010	10.25%	10.00%
Senior Secured Revolving Credit Facilities	5.21 to 6.25%	7.02 to 8.00%
Senior Unsecured Credit Facility	7.48%	9.83%
Mortgage	9.28%	9.28%
Other	3.98%	6.45 to 7.75%
Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.8%. As of June 29, 2008, the principal amount due relating to capital lease obligations was $1.6 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,600 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.
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

We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of June 29, 2008, we had $65.0 million outstanding under our Senior Unsecured Credit Facility. A hypothetical 10% increase in interest rates, as of June 29, 2008, would result in an after tax reduction of $0.5 million in earnings on an annualized basis.
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

REAL MEX RESTAURANTS, INC.
Dated: August 12, 2008	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 12, 2008	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to Credit Agreement dated April 17, 2008. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2008 and incorporated by reference herewith.)

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith