Form 10-Q
period 2008-09-28
Real Mex Restaurants, Inc.
filed 2008-11-13
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Yes ☐ No ☑
As of November 2, 2008, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	September 28,	December 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,052	$2,323
Trade receivables, net	9,257	10,160
Other receivables	2,817	2,594
Inventories	13,239	12,049
Deferred compensation plan assets	2,242	3,144
Prepaid expenses and other current assets	6,986	7,186
Current portion of favorable lease asset, net	3,046	3,454

Total current assets	39,639	40,910

Property and equipment, net	99,722	96,179
Goodwill, net	130,621	160,621
Intangible assets	109,000	113,000
Deferred charges	2,220	3,115
Favorable lease asset, less current portion, net	9,092	11,313
Other assets	9,275	9,346

Total assets	$399,569	$434,484

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$30,146	$22,721
Accrued self-insurance reserves	16,005	15,479
Accrued compensation and benefits	12,007	17,402
Other accrued liabilities	16,849	14,014
Related party payables	20	2,505
Current portion of long-term debt	2,270	12,579
Current portion of capital lease obligations	480	433

Total current liabilities	77,777	85,133

Long-term debt, less current portion	171,124	172,057
Capital lease obligations, less current portion	1,038	1,118
Unfavorable lease liability, less current portion, net	3,462	4,394
Other liabilities	12,772	8,669

Total liabilities	266,173	271,371

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at September 28, 2008 and December 30, 2007	—	—
Additional paid-in capital	207,110	201,706
Accumulated deficit	(73,714)	(38,593)

Total stockholder’s equity	133,396	163,113

Total liabilities and stockholder’s equity	$399,569	$434,484

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Revenues:
Restaurant revenues	$126,262	$130,859	$394,054	$401,036
Other revenues	10,446	10,799	31,152	26,675
Royalty and franchise fees	753	852	2,360	2,885

Total revenues	137,461	142,510	427,566	430,596

Costs and expenses:
Cost of sales	34,607	36,588	106,339	105,710
Labor	49,056	49,423	152,801	151,329
Direct operating and occupancy expense	37,842	38,190	112,955	112,760
General and administrative expense	6,923	7,622	22,652	23,873
Depreciation and amortization	6,119	6,150	18,432	18,068
Pre-opening costs	983	524	2,318	1,380
Goodwill and intangible asset impairment	—	—	34,000	—
Impairment of property and equipment	—	—	1,623	—

Operating income (loss)	1,931	4,013	(23,554)	17,476

Other income (expense):
Interest expense	(4,249)	(4,788)	(13,487)	(14,476)
Other income, net	1,271	(178)	1,970	1,680

Total other expense, net	(2,978)	(4,966)	(11,517)	(12,796)

(Loss) income before income tax provision (benefit)	(1,047)	(953)	(35,071)	4,680

Income tax provision (benefit)	33	(345)	50	1,918

Net (loss) income	$(1,080)	$(608)	$(35,121)	$2,762

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	September 28,	September 30,
	2008	2007

Operating activities
Net (loss) income	$(35,121)	$2,762
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,771	16,940
Amortization of:
Favorable lease asset and unfavorable lease liability, net	1,661	1,128
Debt premium	(879)	(1,270)
Deferred financing costs	966	1,190
Goodwill and intangible asset impairment	34,000	—
Gain on disposal of property and equipment	(403)	(755)
Gain on lease termination	(600)	—
Impairment of property and equipment	1,623	—
Stock-based compensation expense	336	628
Deferred tax asset	—	1,896
Other	—	232
Changes in operating assets and liabilities:
Trade and other receivables	680	(3,241)
Inventories	(1,190)	(1,802)
Deferred compensation plan assets	902	(603)
Prepaid expenses and other current assets	608	(4,107)
Related party payable	47	103
Deferred charges, net	29	(158)
Other assets	(337)	168
Accounts payable and accrued liabilities	4,917	3,327
Other liabilities	4,139	2,600

Net cash provided by operating activities	28,149	19,038

Investing activities
Purchases of property and equipment	(21,361)	(26,990)
Sale of Fuzio trademark	—	1,200
Net proceeds from lease termination	600	—
Net proceeds from disposal of property and equipment	301	4,662

Net cash used in investing activities	(20,460)	(21,128)

Financing activities
Net (repayment)/borrowings under revolving credit facility	(10,650)	1,900
Borrowings under long-term debt agreements	980	981
Payments on long-term debt agreements and capital lease obligations	(726)	(878)
Payment of financing costs	(100)	(534)
Capital contributions	2,536	—

Net cash (used in) provided by financing activities	(7,960)	1,469

Net decrease in cash and cash equivalents	(271)	(621)

Cash and cash equivalents at beginning of period	2,323	2,710

Cash and cash equivalents at end of period	$2,052	$2,089

Supplemental disclosure of cash flow information
Interest paid	$10,777	$12,197

Income taxes paid	$50	$69

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 28, 2008
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc. (the surviving corporation resulting from a merger on August 21, 2006 with RM Integrated, Inc. (the “Merger”)), a Delaware corporation, was formed on May 15, 1998.
Real Mex Restaurants, Inc. (the “Company”), primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”), operated 190 restaurants as of September 28, 2008, of which 156 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. The Company’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2008 is December 28 and in 2007 was December 30. The accompanying consolidated balance sheets present the Company’s financial position as of September 28, 2008 and December 30, 2007. The accompanying consolidated statements of operations and cash flows present the 39 weeks ended September 28, 2008 and September 30, 2007.
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
2. Impairment of Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Management performs its annual impairment test during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value. We consider the reporting unit level to be the Company level, as the components (e.g., brands) within our Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, our management determines the fair value of a reporting unit and compares it to its carrying amount. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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
During the second quarter of 2008, management forecasts were revised due to the continued impact of the downturn in the economy on current operations and growth projections. As a result, the Company identified impairment of approximately $34,000, including $30,000 related to goodwill and $4,000 related to trademarks. A non-cash charge of $34,000 was recorded during the second quarter of 2008 for the write-down of the goodwill and intangible assets related to the Merger.
3. Impairment of Long-Lived Assets
Long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. During the nine months ended September 28, 2008, the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $1,623, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired. No impairment was recorded during the nine months ended September 30, 2007.
4. Intangible Assets
Intangible assets consist of the following indefinite-lived assets resulting from the Merger:

	September 28,	December 30,
	2008	2007
Trademarks	$97,500	$101,500
Franchise agreements	11,500	11,500

	$109,000	$113,000

5. Long-Term Debt
Long-term debt consists of the following:

	September 28,	December 30,
	2008	2007
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt premium	1,758	2,637
Senior Secured Revolving Credit Facility	350	11,000
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	608	656
Other	678	343

	173,394	184,636
Less current portion	(2,270)	(12,579)

	$171,124	$172,057

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a rate of 10.25% per annum. The interest rate was 10% through March 31, 2008. The increase to 10.25% resulted as, in fiscal year 2007, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase from the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture. Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. All of the subsidiary guarantors are 100% owned by the Company and such guarantees are full and unconditional and joint and several, and the Company has no independent assets or operations outside of the subsidiary guarantors. Our senior secured notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at September 28, 2008.

We can redeem our senior secured notes at any time. We are required to offer to redeem our senior secured notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in asset sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our senior secured notes.
As a result of the Merger and under purchase accounting rules we recorded $4,200 of unamortized debt premium as additional debt related to our senior secured notes as the fair market value of the debt on the Merger date was greater than its carrying value. The premium is amortized to interest expense over the remaining life of the debt.
Senior Secured Revolving Credit Facilities. In 2004, the Company entered into an amended and restated revolving credit agreement providing for $30,000 of senior secured credit facilities. The revolving credit agreement included a $15,000 letter of credit facility and a $15,000 revolving credit facility that could be used for letters of credit.
On October 5, 2006, the Company entered into a new amended and restated revolving credit facility, pursuant to which the existing $15,000 revolving credit facility and $15,000 letter of credit facility, was increased to a $15,000 revolving credit facility (the “Old Senior Secured Revolving Credit Facility”) and a $25,000 letter of credit facility (the “Old Senior Secured Letter of Credit Facility”, together with the Old Senior Secured Revolving Credit Facility, the “Old Senior Secured Revolving Credit Facilities”) maturing on October 5, 2008, pursuant to which the Lenders agreed to make loans to the Company and its subsidiaries (all of the proceeds of which were to be used for working capital purposes) and issue letters of credit on behalf of the Company and its subsidiaries.
On January 29, 2007, the Company entered into a Second Amended and Restated Credit Agreement pursuant to which the Old Senior Secured Revolving Credit Facilities were refinanced with a new agent and administrative agent, General Electric Capital Corporation, and a new $15,000 revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and $25,000 letter of credit facility (the “New Senior Secured Letter of Credit Facility”, together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009, were put into place, pursuant to which the lenders agree to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries.
On April 17, 2008, the Company executed an amendment (the “Amendment”) to the New Senior Secured Revolving Credit Facilities. The Amendment modified certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and June 29, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of September 28, 2008, there was $350 outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default with respect to certain conditions in our other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at September 28, 2008, as amended. See Note 9 “Subsequent Event” describing an amendment to the New Senior Secured Revolving Credit Facilities which modifies certain definitions described above.
Senior Unsecured Credit Facility. In 2005 we entered into a $75,000 senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65,000 senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10,000. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of September 28, 2008, the interest rate on the New Senior Unsecured Credit Facility term loan was 7.75%.
Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios which were (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and were (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at September 28, 2008. See Note 9 “Subsequent Event” describing an amendment to the New Senior Unsecured Revolving Credit Facility which modifies certain definitions described above.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of September 28, 2008, the principal amount outstanding on the mortgage was $608.
Interest rates for the Company’s long-term debt are shown in the following table:

	September 28,	December 30,
	2008	2007
Senior Secured Notes due 2010	10.25%	10.00%
Senior Secured Revolving Credit Facilities	5.22 to 6.25%	7.02 to 8.00%
Senior Unsecured Credit Facility	7.75%	9.83%
Mortgage	9.28%	9.28%
Other	3.98%	6.45 to 7.75%

6. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At September 28, 2008 and December 30, 2007, there were 1,000 shares of common stock authorized, issued and outstanding.
Stock Option Plans
In December 2006, the Board of Directors of RM Restaurant Holding Corp. (the “Board”), the Company’s parent, adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of the Company’s parent’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. Options vest 20% per year according to the schedule specified in each option agreement. Accelerated vesting of all outstanding options is triggered upon a change of control of the Company’s parent. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.
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
The Company utilizes comparator companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under SAB 107. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three and nine months ended September 28, 2008:

Weighted average fair value of grants	$39.43
Risk-free interest rate	4.52%
Expected volatility	42.28%
Expected life in years	6.15
The following table summarizes the stock option activity as of and for the nine months ended September 28, 2008:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 30, 2007	79,850	$81.50
Granted	—	—
Exercised	—	—
Forfeited/expired	(15,950)	81.50

Outstanding at September 28, 2008	63,900	81.50

Vested and expected to vest at September 28, 2008	60,376	81.50
Exercisable at September 28, 2008	25,250	81.50
The Company recorded $110 and $336 of stock-based compensation expense for the three and nine months ended September 28, 2008, which is included in general and administrative expense on the consolidated statements of operations. As of September 28, 2008, $1,320 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.9 years. At September 28, 2008, the aggregate intrinsic value of exercisable options was $0.

7. Related Party Transactions
The Company has a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company. The Manager is paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company pays the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. Expenses relating to the Management Agreement of $125 and $375 were recorded as general and administrative expense during the three and nine months ended September 28, 2008.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the senior secured notes), from and on behalf of RM Restaurant Holding Corp., its parent. During the second quarter of 2008, management determined that certain payments received from its parent during 2007 and first quarter of 2008 which had been recorded as intercompany payables should be recorded as capital contributions. As a result, a reclassification of $4,733 was recorded to reduce related party payables and increase additional paid in capital. During the nine months ended September 28, 2008, the Company received an additional $335 from RM Restaurant Holding Corp. which was recorded as a capital contribution. The Company had a net related party payable of $20 at September 28, 2008 and a net related party payable of $2,505 at December 30, 2007.
8. Impact of Recently Issued Accounting Principles
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The Statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB Staff Position for SFAS 157 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis until fiscal years beginning after November 15, 2008. We adopted the provisions of SFAS 157 in the first quarter of 2008, except for those items within scope of FSP FAS 157-2, which we will adopt in the first quarter of 2009. As a result, the adoption of SFAS 157 had no impact on our consolidated results of operations and financial condition during the nine months ended September 28, 2008.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. As a result, the adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition during the nine months ended September 28, 2008.
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
9. Subsequent Event
Effective November 13, 2008, RM Restaurant Holding Corp. (“Holdco”), the Company’s parent, and each of Holdco’s existing lenders executed an agreement to exchange Holdco’s outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of Holdco (the “Exchange”).  Immediately prior to the Exchange, Holdco effected a 100:1 reverse stock split of its common stock and after the exchange the immediately post-split existing holders retained 5.5% of the shares of Holdco common stock.  Immediately after the Exchange, no stockholder will, together with its affiliates, own more than 50% of the capital stock of Holdco.  Affiliates of Sun Capital Partners will remain stockholders of Holdco. The Management Agreement described in Note 7 “Related Party Transactions” was terminated effective November 13, 2008, with the exception of certain provisions having to do with limitation of liability and indemnification, which will survive and continue in full force and effect.
In connection with the Exchange, the cross-default provision described in Note 5 was terminated as it related to the Holdco debt.  Concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to its Senior Secured Revolving Credit Facility (the “Amendment”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. Also concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment to its Senior Unsecured Credit Facility which provided a change in the interest rate from variable to a fixed rate of 12.5% and amended the Maximum Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward. The Company was in compliance with all of the loan covenants, as amended, at September 28, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of September 28, 2008, we operated 190 restaurants, 156 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our three major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005 and a purchasing, distribution and manufacturing subsidiary, Real Mex Foods, Inc.
During 2008, we opened our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the new name for El Torito Grills outside southern California. We also changed the name of the El Torito Grill in Beverly Hills, California, to Sinigual.
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
During 2008, we have opened five restaurants, including one El Torito and two Chevys in California, one Sinigual in Florida and one Sinigual in New York. In 2007, we opened four restaurants, including two El Toritos, one El Torito Grill and one Chevys, all in California.
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
Goodwill and intangible assets impairment reflects the impairment losses related to the difference between the fair value and recorded value for such assets as identified in our impairment test. The fair value was determined using discounted cash flow projections based upon management forecasts. During the second quarter of 2008, management responded to the impact of the downturn in the economy, and specifically the casual dining segment, on our operations by reducing current and future growth projections in our forecast. We completed a valuation of our goodwill and intangible assets and determined that impairment existed. As a result, we recorded an impairment charge of $34.0 million during the second quarter, including $30.0 related to goodwill and $4.0 related to trademarks. Factors which have a significant impact on the valuation are forecasted sales, capital expenditures and discount rate. A change in any of these factors could have a significant impact on the valuation.

Other income includes gains on the disposal of assets and other miscellaneous income and expense.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The nine months ended September 28, 2008 and September 30, 2007 consist of 26 weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of September 28, 2008, we had 173 restaurants that met this criterion.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to property and equipment, impairment of long-lived assets, valuation of goodwill and intangible assets, self-insurance reserves, income taxes and revenue recognition. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.
For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Note 3 of the Consolidated Financial Statements in our report on Form 10-K filed for the fiscal year ended December 30, 2007.
Results of Operations
Our operating results for the three and nine months ended September 28, 2008 and September 30, 2007 are expressed as a percentage of total revenues below:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	25.2	25.7	24.9	24.5
Labor	35.7	34.7	35.7	35.1
Direct operating and occupancy expense	27.5	26.8	26.4	26.2
Total operating costs	88.4	87.2	87.0	85.9
General and administrative expense	5.0	5.3	5.3	5.5
Depreciation and amortization	4.5	4.3	4.3	4.2
Pre-opening costs	0.7	0.4	0.5	0.3
Operating income (loss)	1.4	2.9	(5.5)	4.1
Interest expense	3.1	3.4	3.2	3.4
Total other expense, net	2.2	3.5	2.7	3.0
(Loss) income before tax provision	(0.8)	(0.6)	(8.2)	1.1
Net (loss) income	(0.8)	(0.4)	(8.2)	0.6
Three months ended September 28, 2008 compared to the three months ended September 30, 2007
Total Revenues. Total revenues decreased by $5.0 million, or 3.5%, to $137.5 million in the third quarter of 2008 from $142.5 million in the third quarter of 2007 due to a $4.6 million decrease in restaurant revenues combined with a $0.3 million decrease in other revenues and a $0.1 million decrease in royalty and franchise fees. The decrease in restaurant revenues was due to comparable store sales decreases of 3.7% in the quarter combined with restaurant closures and the timing of new restaurant openings.

Cost of Sales. Total cost of sales of $34.6 million in the third quarter of 2008 decreased $2.0 million or 5.4% as compared to the third quarter of 2007. As a percentage of total revenues, cost of sales decreased to 25.2% in the third quarter of 2008 from 25.7% in the third quarter of 2007, primarily due to current promotions and menu mix.
Labor. Labor costs of $49.1 million in the third quarter of 2008 decreased by $0.4 million or 0.7% as compared to the third quarter of 2007. As a percentage of total revenues, labor costs increased to 35.7% in the third quarter of 2008 from 34.7% in the third quarter of 2007 due to minimum wage increases which took place in January in the majority of states in which we operate combined with higher casualty and health insurance expenses in the third quarter of 2008. Payroll and benefits remain subject to inflation and government regulation, especially wage rates at or near the minimum wage and health insurance costs.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $37.8 million in the third quarter of 2008 decreased $0.3 million or 0.9% versus the third quarter of 2007 primarily due to lower advertising, maintenance and insurance expenses in the third quarter of 2008 partially offset by higher utilities and occupancy expenses. Direct operating and occupancy expense as a percentage of sales increased to 27.5% in the third quarter of 2008 from 26.8% in the third quarter of 2007.
General and Administrative Expense. General and administrative expense of $6.9 million in the third quarter of 2008 decreased by $0.6 million or 8.5% as compared to the third quarter of 2007 primarily due to a reduction in labor associated with new store development. General and administrative expense as a percentage of sales decreased to 5.0% in the third quarter of 2008 from 5.3% in the third quarter of 2007.
Depreciation and amortization. Depreciation and amortization expense of $6.1 million in the third quarter of 2008 decreased $0.1 million or 0.5% as compared to the third quarter of 2007. As a percentage of total revenues, depreciation and amortization increased to 4.5% in the third quarter of 2008 from 4.3% in the third quarter of 2007.
Interest Expense. Interest expense of $4.2 million in the third quarter of 2008 decreased $0.5 million or 11.3% as compared to the third quarter of 2007 primarily due to a reduction in the interest rate on our senior unsecured credit facility, with a weighted average rate of 7.51% during the third quarter of 2008 compared to 10.41% during the third quarter of 2007. As a percentage of total revenues, interest expense decreased to 3.1% in the third quarter of 2008 from 3.4% in the third quarter of 2007.
Income tax provision. The income tax provision for the third quarter of 2008 and 2007 was based on estimated annual effective tax rates. Although the company incurred a pretax loss, no benefit was recorded during the third quarter of 2008, due to the recording of a full valuation reserve for deferred tax assets at December 30, 2007, which is also expected during 2008. A rate of 36.2% was used in the third quarter of 2007, comprised of the combined federal and state statutory rates.
Nine months ended September 28, 2008 compared to the nine months ended September 30, 2007
Total Revenues. Total revenues decreased by $3.0 million, or 0.7%, to $427.6 million in the first nine months of 2008 from $430.6 million in the first nine months of 2007 due to a $7.0 million or 1.7% decrease in restaurant revenues combined with a $0.5 million or 18.2% decrease in royalty and franchise fees, partially offset by a $4.5 million or 16.8% increase in other revenues. The decrease in restaurant revenues was primarily due to comparable restaurant sales decreases of 0.8% combined with restaurant closures and the timing of new restaurant openings. The increase in other revenues was due to an increase in sales to outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.
Cost of Sales. Total cost of sales of $106.3 million in the first nine months of 2008 increased $0.6 million or 0.6% as compared to the first nine months of 2007. As a percentage of total revenues, cost of sales increased to 24.9% in the first nine months of 2008 from 24.5% in the first nine months of 2007. This increase was due to higher commodity costs combined with higher costs associated with the increase in sales to outside customers by Real Mex Foods, Inc.
Labor. Labor costs of $152.8 million in the first nine months of 2008 increased by $1.5 million or 1.0% as compared to the first nine months of 2007. As a percentage of total revenues, labor costs increased to 35.7% in the first nine months of 2008 from 35.1% in the first nine months of 2007. The increase was primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with higher casualty and health insurance expenses in the first nine months of 2008 versus the first nine months of 2007. Payroll and benefits remain subject to inflation and government regulation, especially wage rates at or near the minimum wage and health insurance costs.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $113.0 million in the first nine months of 2008 increased by $0.2 million or 0.2% as compared to the first nine months of 2007. Direct operating and occupancy expense as a percentage of sales increased to 26.4% in the first nine months of 2008 versus 26.2% in the first nine months of 2007. The increase in direct operating and occupancy expense dollars was primarily due to an increase in utilities expense and an increase in occupancy expense resulting from lease renewals and new restaurants.
General and Administrative Expense. General and administrative expense of $22.7 million in the first nine months of 2008 decreased $1.2 million or 5.1% as compared to the first nine months of 2007 primarily due to lower labor costs in the first nine months of 2008 versus the first nine months of 2007 primarily due to a reduction in labor associated with new store development and other administrative departments. General and administrative expense as a percentage of sales decreased to 5.3% in the first nine months of 2008 from 5.5% in the first nine months of 2007.
Depreciation and amortization. Depreciation and amortization expense of $18.4 million in the first nine months of 2008 decreased $0.4 million or 2.0% as compared to the first nine months of 2007. Depreciation and amortization expense as a percentage of sales increased to 4.3% in the first nine months of 2008 from 4.2% in the first nine months of 2007.
Goodwill and intangible assets impairment. A non-cash goodwill and intangible assets impairment charge of $34.0 million was recorded during the first nine months of 2008 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and intangible assets, including $30.0 related to goodwill and $4.0 related to trademarks. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No impairment was recognized by the Company during the first nine months of 2007.
Interest Expense. Interest expense of $13.5 million in the first nine months of 2008 decreased $1.0 million or 6.8% as compared to the first nine months of 2007 primarily due to a reduction in the interest rate on our senior unsecured credit facility, with a weighted average rate of 8.93% during the first nine months of 2008 compared to 10.37% during the first nine months of 2007. As a percentage of total revenues, interest expense decreased to 3.2% in the first nine months of 2008 from 3.4% in the first nine months of 2007.
Income tax provision. The income tax provision for the first nine months of 2008 and 2007 was based on estimated annual effective tax rates. Although the company incurred a pretax loss, no benefit was recorded during the first nine months of 2008, due to the recording of a full valuation reserve for deferred tax assets at December 30, 2007, which is also expected during 2008. A rate of 40.9% was used in the first nine months of 2007, comprised of the combined federal and state statutory rates.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness, including capital lease obligations and excluding unamortized debt premium, at September 28, 2008 was $173.2 million, and we had $14.6 million of revolving credit availability under our revolving credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our liquidity needs for the near future. In addition, we may partially fund restaurant openings through credit received from trade suppliers and landlord contributions, if favorable terms are available. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. Our senior secured notes mature in 2010 and we will need additional financing to meet this obligation. Our New Senior Secured Revolving Credit Facility matures in 2010 and we cannot assure you that a new credit facility will be available to us. Also, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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
Operating Activities. We had net cash provided by operating activities of $28.1 million and $19.0 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. The increase in cash provided by operating activities was primarily attributable to decreases in trade and other receivables, prepaid expenses and other current aseets. Trade and other receivables decreased by $0.6 million during the first nine months of 2008 compared to an increase of $3.2 million during the first nine months of 2007. Prepaid expenses and other current assets decreased by $0.6 million during the first nine months of 2008 compared to an increase of $4.1 million during the first nine months of 2007.
Investing Activities. We had net cash used in investing activities of $20.5 million and $21.1 million for the nine months ended September 28, 2008 and September 30, 2007, respectively, primarily as a result of additions to property and equipment. The decrease in net cash used is due to a decrease in purchases of property and equipment of $5.6 million, partially offset by a decrease in proceeds from the disposal of property and equipment of $4.4 million, primarily from the sale in 2007 of five Fuzio restaurants to a franchisee and an unrelated sale of Company owned land.
We expect to make capital expenditures totaling approximately $23.9 million in Fiscal Year 2008. Approximately $1.0 million is expected to be spent on restaurant remodels and refurbishment and approximately $13.1 million is expected to be used to build five new El Torito, Sinigual and Chevys restaurants. Pre-opening expenses associated with these new restaurants are expected to total approximately $2.5 million. We expect Fiscal Year 2008 capital expenditures for information technology to be approximately $0.4 million, for Real Mex Foods approximately $0.9 million and maintenance and other capital expenditures for our restaurants approximately $8.5 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the expenditures for new restaurants and other capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility, landlord allowances (if favorable terms are available) and trade financing received from trade suppliers. We may exceed the capital expenditure limit under the indenture governing the senior secured notes, which would require us to continue to pay a 0.25% increase in the stated rate of 10%. Exceeding the capital expenditure limit does not constitute a default with respect to the senior secured notes or indenture.
Financing Activities. We had net cash used in financing activities of $8.0 million during the nine months ended September 28, 2008 compared to net cash provided by financing activities of $1.5 million during the nine months ended September 30, 2007. The increase in cash used in financing activities was primarily due to a net repayment of $10.7 million under our New Senior Secured Revolving Credit Facility during the current year, compared to net borrowings of $1.9 million in prior year. This increase was partially offset by capital contributions of $2.5 million received during 2008 from RM Restaurant Holding Corp., our parent company.
Debt and Other Obligations
Senior Secured Notes due 2010. Interest on our senior secured registered notes (“senior secured notes”) accrues at a rate of 10.25% per annum. The interest rate was 10% through March 31, 2008. The increase to 10.25% resulted as, in fiscal year 2007, we exceeded the capital expenditure limit under the indenture governing the senior secured notes and as a result were required to pay a 0.25% increase from the stated rate of 10%. Exceeding the capital expenditure limit did not constitute a default with respect to the senior secured notes or indenture. Interest is payable semiannually on April 1 and October 1 of each year. Our senior secured notes are guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our senior secured notes. All of the subsidiary guarantors are 100% owned by the Company and such guarantees are full and unconditional and joint and several, and the Company has no independent assets or operations outside of the subsidiary guarantors. Our senior secured notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our senior secured notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the senior secured notes indenture at September 28, 2008.

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
Effective November 13, 2008, RM Restaurant Holding Corp. (“Holdco”), the Company’s parent, and its lenders executed an agreement to exchange Holdco’s outstanding borrowings under its unsecured term loan facility for common stock of Holdco (the “Exchange”). The Exchange terminated the cross-default provision described in Note 5 as it related to the Holdco debt. Concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to its Senior Secured Revolving Credit Facility (the “Amendment”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by RM Restaurant Holding Corp., which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in the Second Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of September 28, 2008, there was $0.4 million outstanding under the New Senior Secured Revolving Credit Facility.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default with respect to certain conditions in our other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at September 28, 2008, as amended.
Senior Unsecured Credit Facility. In 2005 we entered into a $75.0 million senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65.0 million senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10.0 million. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries. Interest on the term loan outstanding under the New Senior Unsecured Credit Facility accrues, at the Company’s option, at either (i) the greater of the prime rate or the rate which is 0.5% in excess of the federal funds rate, plus 4.0% or (ii) a reserve adjusted Eurodollar rate, plus 5.0%. As of September 28, 2008, the interest rate on the New Senior Unsecured Credit Facility term loan was 7.75%.

Effective November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment to its Senior Unsecured Credit Facility which provided a change in the interest rate from variable to fixed and amended the Maximum Leverage Ratio, Minimum Interest Coverage Ratio and Capital Expenditure covenants for the period ending September 28, 2008 and thereafter.

Our New Senior Unsecured Credit Facility contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our senior secured notes and the New Senior Secured Revolving Credit Facilities). We are required to maintain certain minimum interest coverage ratios ranging from (i) 2.15 to 1.00 for the fiscal quarters ending on or after March 31, 2007 through December 31, 2007 and (ii) 2.30 to 1.00 thereafter until maturity. Pursuant to the terms of the New Senior Unsecured Credit Facility, the Interest Coverage Ratio is defined as the ratio as of the last day of any fiscal quarter of (a) Consolidated EBITDA (as defined therein) for the four-fiscal quarter period then ending to (b) Consolidated Interest Expense (as defined therein) for such four-fiscal quarter period. The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at September 28, 2008.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of September 28, 2008, the principal amount outstanding on the mortgage was $0.6 million.
Interest rates for the Company’s long-term debt are shown in the following table:

	September 28,	December 30,
	2008	2007
Senior Secured Notes due 2010	10.25%	10.00%
Senior Secured Revolving Credit Facilities	5.22 to 6.25%	7.02 to 8.00%
Senior Unsecured Credit Facility	7.75%	9.83%
Mortgage	9.28%	9.28%
Other	3.98%	6.45 to 7.75%
Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.8%. As of September 28, 2008, the principal amount due relating to capital lease obligations was $1.5 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,600 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.

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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured and unsecured credit facilities that are payable at floating rates of interest. As of September 28, 2008, we had $65.0 million outstanding under our Senior Unsecured Credit Facility and $0.4 million outstanding under our Senior Secured Revolving Credit Facilities. A hypothetical 10% increase in interest rates, as of September 28, 2008, would result in an after tax reduction of $0.3 million in earnings on an annualized basis.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Limited Waiver, Consent and Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 13, 2008.

10.2*	Limited Waiver, Consent and Amendment to Amended and Restated Credit Agreement dated November 13, 2008.

10.3*	Termination Agreement (Management Services Agreement) dated November 13, 2008.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.
Dated: November 13, 2008	By:	/s/ Frederick F. Wolfe
Frederick F. Wolfe
President & Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2008	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Limited Waiver, Consent and Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 13, 2008.

10.2*	Limited Waiver, Consent and Amendment to Amended and Restated Credit Agreement dated November 13, 2008.

10.3*	Termination Agreement (Management Services Agreement) dated November 13, 2008.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith