Form 10-K
period 2008-12-28
Real Mex Restaurants, Inc.
filed 2009-03-30
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                       TO
COMMISSION FILE NUMBER 333-116310

Real Mex Restaurants, Inc.
(Exact name of Registrant as specified in its charter)

DELAWARE	13-4012902
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5660 Katella Avenue, Suite 100, Cypress, CA	90630
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (562) 346-1200
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

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
As of March 27, 2009, Real Mex Restaurants, Inc. had outstanding 1,000 shares of Common Stock, par value $0.001 per share.
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
PART I
ITEM 1. BUSINESS
Our Company
We are one of the largest full service Mexican casual dining restaurant chain operators in the United States in terms of number of restaurants. As of December 28, 2008, we had 190 restaurants, located principally in California. Our four primary restaurant concepts, El Torito®, El Torito Grill®, Chevys Fresh Mex® and Acapulco Mexican Restaurant®, offer a large variety of traditional, innovative and authentic Mexican dishes and a wide selection of alcoholic beverages at moderate prices, seven days a week for lunch and dinner, as well as Sunday brunch. Our restaurant concepts feature fresh, high quality and flavorful foods, served in casual atmospheres. For Fiscal Year 2008, we generated revenues of $553.7 million, a decrease in same store sales of 2.3%, a net loss of $177.2 million (including $190.1 million in non-cash charges) and net cash provided by operating activities of $24.9 million.
Our Fiscal Year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal Year 2006 is comprised of 53 weeks and all other fiscal years presented are comprised of 52 weeks. See additional breakdown of these years into reported periods in Results of Operations below.
Merger Agreement
On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Holdco and its subsidiary, RM Integrated, Inc. (“RM Integrated”, and together with Holdco, “Buyer”). The majority of the stock of Holdco is owned by Sun Cantinas LLC (“Sun LLC”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). On August 18, 2006, the stockholders of the Company entitled to vote thereon (including the holders of a majority of the Company’s Series C Preferred Stock, par value $0.001 per share) approved the Merger Agreement. On August 21, 2006 (the “Effective Time”), the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into the Company, with the Company continuing as the surviving corporation and the 100% owned subsidiary of Holdco. The net purchase price of the Company was $200.9 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus $4.6 million in working capital and other adjustments plus direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $9.3 million. Pursuant to the Merger Agreement, $6.0 million of the Merger Consideration was held in escrow.

Exchange Agreement
Effective November 13, 2008, RM Restaurant Holding Corp. (“Holdco”), the Company’s parent, and each of Holdco’s existing lenders executed an agreement to exchange Holdco’s then outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of Holdco (the “Exchange”). Immediately prior to the Exchange, Holdco effected a 100:1 reverse stock split of its common stock and after the exchange the immediately post-split existing holders retained 5.5% of the shares of Holdco common stock. Immediately after the Exchange, no stockholder, together with its affiliates, owned more than 50% of the capital stock of Holdco. Affiliates of Sun Capital remain stockholders of Holdco. The Management Agreement described in Note 10 “Related Party Transactions” was terminated effective November 13, 2008, with the exception of certain provisions having to do with limitation of liability and indemnification, which will survive and continue in full force and effect.
In connection with the Exchange, the cross-default provision (as described in Note 6 to the consolidated financial statements) was terminated as it related to the Holdco debt. Concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to its Senior Secured Revolving Credit Facility (the “Amendment”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. Also concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment to its Senior Unsecured Credit Facility which provided a change in the interest rate from variable to a fixed rate of 12.5% and amended the Maximum Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward. The Company was in compliance with all of the loan covenants, as amended, at December 28, 2008.
The Exchange was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and affected the Company as push-down accounting is required. As no cash consideration was exchanged, the Company completed a valuation to determine the value of the equity exchanged, the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Exchange. The allocation of the purchase price is a preliminary estimate as the determination of the fair market values of the assets acquired and the liabilities assumed has not been finalized. The Company attributes the goodwill associated with the Exchange to the historical financial performance and the anticipated future performance of the Company’s operations. As this was a non-cash transaction, it has been excluded from the statement of consolidated cash flows.
The following table presents the allocation to the assets acquired and liabilities assumed based on their estimated fair values as determined by the valuation of the Company (in thousands):

Cash and cash equivalents	$1,417
Trade and other accounts receivable	12,100
Inventories	12,938
Other current assets	5,692
Property and equipment	113,154
Other assets	41,841
Trademark and other intangibles	68,900
Goodwill	43,178

Total assets acquired	299,220

Accounts payable and accrued liabilities	60,614
Long-term debt	166,028
Deferred tax liability	31,549
Other liabilities	13,854

Total liabilities assumed	272,045

Net assets acquired	$27,175

As a result of the Exchange, Fiscal Year 2008 is presented as the Successor Period from November 14, 2008 to December 28, 2008 and the Predecessor Period from December 31, 2007 to November 13, 2008.

Our Restaurant Concepts
El Torito and El Torito Grill (42.2% of Fiscal Year 2008 restaurant revenues). Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California. As of December 28, 2008, we operated 82 El Torito restaurants, including 10 El Torito Grill restaurants and 2 Sinigual restaurants, and this concept was the largest full service Mexican casual dining restaurant chain in California, in terms of number of restaurants. Our El Torito concept is dedicated to fresh, quality ingredients and authentic, made-from-scratch Mexican cuisine, including sizzling fajitas, hand-made tamales and traditional Mexican combination platters. During 2008, we opened our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside of southern California.
We feature authentic regional specialties created by our executive chef, Pepe Lopez. El Torito restaurants are modeled after a traditional Mexican hacienda. Lunch and dinner entrees range in price from $6.99 to $19.99 with an average dining room check per guest of $15.39 and $16.58 for El Torito and El Torito Grill, respectively, for Fiscal Year 2008.
El Torito restaurants are primarily free standing buildings. The restaurants average approximately 8,800 square feet with average seating of approximately 306 guests. All of the El Torito properties are leased.
In the El Torito concept, we drive the traditionally slower day-parts of early evening and weekday traffic through Happy Hour offers and specialty theme menus. During Happy Hour, guests enjoy value priced appetizers and drinks. Our Pronto Lunch menu offers guests value priced, time sensitive entrees. We stimulate incremental traffic with value promotions such as happy hour and our longstanding Tacorito Tuesday programs where guests may enjoy grilled chicken, steak or carnitas tacos in the cantina.
Chevys (37.9% of Fiscal Year 2008 restaurant revenues). Chevys was founded in Alameda, California in 1986. As of December 28, 2008, we operated 68 Company-owned restaurants, franchised 27 restaurants and this concept was the second largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants. Chevys is a comfortable yet high-energy restaurant concept that offers guests an array of freshly prepared Mexican dishes in an ultra-casual atmosphere. We offer an extensive variety of Mexican dishes, including traditional enchiladas, burritos and tacos, as well as a variety of combination platters. The food menu is complemented by a wide selection of margaritas and an assortment of Mexican and American beers. Lunch and dinner entrees range in price from $8.99 to $16.99 with an average dining room check per guest of $14.37 for Fiscal Year 2008.
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
Acapulco (14.8% of Fiscal Year 2008 restaurant revenues). The first Acapulco restaurant opened in Pasadena, California in 1960. As of December 28, 2008, we had 32 Acapulco restaurant locations and this concept was the third largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants. We offer California style Mexican food featuring traditional favorites as well as seafood specialties such as grilled halibut, shrimp and crab entrees. We also feature a host of specialty drinks, including our signature Acapulco Gold Margarita™ made with premium Jose Cuervo Gold Tequila. Lunch and dinner entrees range in price from $5.99 to $17.99 with an average dining room check per guest of $15.17 for Fiscal Year 2008.
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
Acapulco benefits from long-standing value oriented day-part programs designed to drive incremental traffic during slow periods. Beginning with Sunday brunch, guests can indulge in a champagne brunch with a variety of fresh soups, chilled salads, a taco bar with handmade tortillas, a made to order taco bar and a variety of traditional Mexican favorites. Weekday value promotions include Happy Hour, Margarita Mondays, and a lunch buffet for time sensitive guests.
Other Restaurant Concepts (5.1% of Fiscal Year 2008 restaurant revenues). As of December 28, 2008, we operated 8 additional restaurant locations, all of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; and Who ·Song & Larry’s. We acquired most of these restaurants with the acquisition of El Torito Restaurants, Inc.

Business Strengths
Fresh, Authentic, Mexican Food. Our food and beverage offerings range from guest favorites such as sizzling fajitas, hand-made tamales and traditional Mexican combination platters to authentic regional specialties created by our executive chef. Our executive chef makes regular visits to small villages throughout many regions of Mexico to identify new flavors and recipes, and introduces distinct dishes to our restaurant guests. We believe that these freshly prepared made-from-scratch items underscore our authenticity. We prepare all our recipes with fresh, high quality ingredients, from our salsa to our sizzling fajitas. El Torito is known for tableside preparations, including our most popular appetizer, our guacamole, which is made to our guests’ specifications at their table. Our food is complemented by a variety of specialty drinks, including our Cadillac Margarita™, made with premium 1800 Tequila and Grand Marnier.
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
Internal Production, Purchasing and Distribution Facilities. We centralize purchasing and distribution for the majority of our raw ingredients, fresh products and alcoholic beverages through two facilities located in Buena Park and Union City, California and manufacture food products through a facility in Vernon, California. The purchasing and distribution facilities, encompassing approximately 67,000 square feet in Buena Park and 54,000 square feet in Union City enable us to order and deliver food items and ingredients on a timely basis. We are able to leverage our purchasing power and reduce delivery costs, contributing to our restaurant gross margins. Our manufacturing facility, encompassing approximately 101,000 square feet, produces certain high volume items for our Acapulco restaurants including soups, baked goods and sauce bases, enabling us to maintain food quality and consistency while reducing costs. This facility also manufactures specialty products for sales to outside customers, marketed under the Real Mex Foods® label as well as co-packaged under other branded names. All three facilities have additional capacity to allow for growth in our distribution operations and production for outside customers.
Business Strategy
Our primary business objective is to increase stockholder value through same store sales and store margin improvements, new restaurant openings, expansion of the Chevys franchise network and growth in outside sales by Real Mex Foods. During 2008 we experienced a 2.3% decrease in comparable store sales, primarily as a result of the slowing U.S. economy which has negatively impacted overall consumer traffic in the restaurant industry. We do not expect the economy to improve during 2009. We are focused on minimizing the impact on our 2009 sales by providing increased value offerings to our customers to increase guest count and customer loyalty.
Same store sales and store margin improvements. At our El Torito concept, we intend to communicate our commitment to creating fresh, authentic Mexican dishes and drinks through in-restaurant merchandising, direct mail, newspaper, internet advertising and public relations. We sought to improve sales and margins through new product introductions and signature specials during five promotional events. Our Acapulco concept built upon the positioning of a family of local Mexican neighborhood restaurants delivering generous portions of California-Mexican food and drink at a good value. In Fiscal Year 2008, we sustained the same number of direct mail drops and coupons as in Fiscal Year 2007. We launched five promotions featuring new product introductions as limited time offers and communicated these promotions vis-à-vis direct mail and in-restaurant merchandising. In the Chevys concept, we leveraged our equity in “Fresh Mex” and further enhanced the brand by incorporating fun and flavor into the concept’s positioning. We introduced five promotions that boasted fresh, fun and flavor and communicated the new offers through in-restaurant merchandising and direct mail with coupon incentives.
New Restaurant Openings. During 2008, we opened five restaurants, including our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 include one El Torito and two Chevys restaurants in California. In 2007, we opened four restaurants, including two El Torito, one El Torito Grill and one Chevys restaurants, all in California. During 2006, we opened six restaurants, including three El Torito, one El Torito Grill and one Chevys restaurants, all in California, and one Chevys restaurant in New York. Due to the current downturn in the economy, we do not expect to open any new restaurants in 2009 and do not plan to resume new restaurant openings until the economy shows signs of recovery.
Expansion of the Chevys franchise network. We currently have 10 franchisees operating 27 franchised Chevys restaurants in 12 states. We plan to continue to develop new franchise relationships and expand existing franchise relationships in order to increase Chevys brand awareness and marketing efficiencies and to increase revenues from new store franchise fees along with revenues from ongoing franchise royalties. We plan to franchise those markets that do not fit into our Company restaurant development plans either because of size or geographic location.

Growth in outside sales by Real Mex Foods. We manufacture bulk food packages and individually wrapped retail products under the Real Mex Foods® label, as well as co-package these products under other branded company names. We plan to expand this area of our business as we continue to develop a core group of standard products for retail sales including premium quality burritos, enchiladas and tamales. We currently sell directly to, or package for fast food and casual restaurants, amusement parks, club stores, and food service, retail, vending and institutional customers. We plan to continue expanding this business to include other products and to market these products to additional customers in these and other business segments. Outside sales increased 15.7% from 2007 to 2008.
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
Employees
As of December 28, 2008, we had 12,085 employees. Of these employees, 10,662 were employed as restaurant hourly team members, 892 as restaurant managers, 362 as distribution and production facility employees, and 169 as executive, senior, and general office staff. None of our workforce is unionized.
Restaurant Staffing. Restaurants are assigned between three and five managers — typically, a general manager, one or more assistant managers and one chef. The average restaurant employs approximately 61 team members — approximately 35% of who are in kitchen positions and 65% in guest service positions. The actual number of team members in each restaurant varies depending on sales volume, physical plant design, and unique operational needs.
Turnover. We believe one of our strengths is the relative stability of our employee staff. We believe that in Fiscal Year 2008, our hourly turnover of 81.5% and our management turnover of 26.0% were better than industry average. Our restaurant management is heavily tenured, with Regional Directors averaging approximately 17 years, General Managers averaging approximately 10 years and Managers averaging over 5 years. Hourly employee tenure averages almost 4 years. Other highly skilled positions such as chefs average 15 years with the Company.
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

Our restaurants’ sales of alcoholic beverages are subject to regulation in each state in which we operate. Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In Fiscal Year 2008, approximately 24.2% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcohol is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant, and we could lose significant revenue.
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
The U.S. economic crisis adversely impacted our business and financial results in fiscal 2008 and a prolonged recession could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending.  The current economic crisis has reduced consumer confidence to historic lows impacting the public’s ability and/or desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, personal bankruptcies and reduced access to credit, resulting in lower levels of guest traffic in our restaurants.  If this difficult economic situation continues for a prolonged period of time and/or deepens in magnitude, our business, results of operation and ability to comply with the covenants under our credit facility could be materially affected. Continued deterioration in customer traffic and/or a reduction in the average amount guests spend in our restaurants will negatively impact our revenues and our profitability. This could result in further reductions in staff levels, additional asset impairment charges and potential restaurant closures.

Future recessionary effects on the Company are unknown at this time and could have a potential material adverse effect on our financial position and results of operations.  There can be no assurance that the government’s plan to stimulate the economy will restore consumer confidence, stabilize the financial markets, increase liquidity and the availability of credit, or result in lower unemployment.
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
The restaurant business is intensely competitive with respect to food quality, price value relationships, ambiance, service and location, and there are many well-established competitors with substantially greater financial, marketing, personnel and other resources. In addition, many of our competitors are well established in the markets where we operate. While we believe that our restaurants are distinctive in design and operating concept, other companies may develop restaurants that operate with similar concepts. In addition, with improving product offerings at quick-service restaurants and grocery stores, coupled with the present state of the economy, consumers may choose to trade down to these alternatives, which could also negatively affect revenues.
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
We have been affected by increasing healthcare and workers’ compensation expenses affecting business in most industries including ours. To manage premium increases we have elected to self-insure workers’ compensation. Higher deductibles could result in greater exposure to our operating results and liquidity. If we are exposed to material liabilities that are not insured it could materially adversely affect our financial condition and results of operations.
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
The current economic crisis could have a material adverse impact on our landlords or other tenants in shopping centers in which we are located, which in turn could negatively affect our financial results.
If the recession continues or increases in severity, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to satisfy lease covenants to us.  In addition other tenants at shopping centers in which we are located or have executed leases may fail to open or may cease operations.  If our landlords fail to satisfy required co-tenancies, such failures may result in us terminating leases in these locations.  Also, decreases in total tenant occupancy in shopping centers in which we are located may affect guest traffic at our restaurants.  All of these factors could have a material adverse impact on our operations.
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
Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In Fiscal Year 2008, approximately 24.2% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. Our restaurants are also subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.

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
We have registered or filed applications to register certain names used by our restaurants and our food manufacturing operations as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries, including the names Acapulco Mexican Restaurant®, El Torito Grill®, Sinigual®, Chevys Fresh Mex® and Real Mex Foods®. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.
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
Keeping abreast of, and in compliance with, laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations require a significant amount of management attention and external resources. We are committed to observing high standards of corporate governance and public disclosure. Consequently, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
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
We have substantial indebtedness, including obligations under capital leases and unamortized debt discount, of approximately $161.8 million as of December 28, 2008, a majority of which matures in 2010. Subject to restrictions in the indenture for our senior secured notes and our senior secured and unsecured credit facilities, we may incur additional indebtedness. Our high level of indebtedness could have important consequences to holders of our indebtedness and significant effects on our business, including the following:
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
We expect to use cash flow from operations to pay our expenses and scheduled interest and principal payments due in the next 12 months under our outstanding indebtedness. Our ability to make these payments thus depends on our future performance, which is affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, to pay interest on our indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt, sell assets or borrow more money. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including the indenture for our senior secured notes and our senior secured and unsecured credit facilities, may restrict us from adopting any of these alternatives.

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
We have a material amount of goodwill and other indefinite lived intangible assets which, if impaired, would result in a reduction in our net income.
Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill and other indefinite lived intangible assets be periodically evaluated for impairment based on the fair value. The downturn in the economy has resulted in an unfavorable impact on current operations and growth projections. As a result, impairment charges of goodwill and other intangible assets of approximately $163.2 million and $10.0 million were recognized during fiscal years 2008 and 2007, respectively. After recording this impairment loss and the valuation of the company in accordance with the Exchange, approximately $112.1 million, or 37.6%, of our total assets represented goodwill and other indefinite lived intangible assets at December 28, 2008. Any further declines in our assessment of the fair value the Company could result in a further write-down of our goodwill and a reduction in our net income.
The interests of the stockholders of the voting stock of our parent, RM Restaurant Holding Corp, may conflict with the interests of the holders of our indebtedness.
By virtue of their stock ownership and the terms of various agreements between our parent and its stockholders, the stockholders of our parent have significant influence over our management and will be able to determine the outcome of all matters required to be submitted for approval, including the election of our directors and the approval of mergers, consolidations and the sale of all or substantially all of our assets. The interests of the stockholders of our parent may differ from the interests of the holders of our indebtedness if, for example we encounter financial difficulties or are unable to pay our debts as they mature. In addition, our parent’s stockholders may have an interest in pursuing acquisitions, divestitures, financing, or other transactions that, in their judgment, could enhance their equity investments, although such transactions might involve risks to the holders of our indebtedness.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Cypress, California. We occupy this facility under a lease that expires in 2012. As of December 28, 2008, we leased 189 restaurant facilities and owned one. The majority of our leases are for 10, 15 or 20-year terms, include options to extend the terms, include rent holidays, rent escalation clauses and/or contingent rent provisions and some of our leases have tenant improvement allowances. Our restaurant leases have terms that expire between 2009 and 2028 (excluding renewal options not yet exercised) and have an average remaining term of approximately 14 years, including options.
Restaurant Locations
As of December 28, 2008, we owned, licensed or franchised 225 restaurants in 16 states and three foreign countries, of which 190 are Company operated and 35 operate under franchise or license arrangements.
Our restaurant locations by concept and state as of December 28, 2008 were as follows:

	Concepts
State	El Torito(1)	Chevys	Acapulco	Franchised	Other(2)	Total
California	76	47	31	1	2	157
Missouri	—	—	—	9	4	13
Illinois	—	1	—	4	1	6
Arizona	2	3	—	—	—	5
New Jersey	—	2	—	3	—	5
Oregon	1	3	1	—	—	5
Maryland	—	2	—	2	—	4
New York	1	2	—	1	—	4
Virginia	—	3	—	1	—	4
Washington	—	1	—	1	1	3
Florida	1	2	—	1	—	4
Louisiana	—	—	—	2	—	2
Nevada	—	2	—	—	—	2
Indiana	1	—	—	—	—	1
Minnesota	—	—	—	1	—	1
South Dakota	—	—	—	1	—	1

Total domestic	82	68	32	27	8	217

Japan	—	—	—	6	—	6
Turkey	—	—	—	2	—	2

Total including International	82	68	32	35	8	225

(1)	Includes El Torito Grill and Sinigual restaurants.

(2)	Includes Las Brisas, Who ·Song&Larry’s, El Paso Cantina and Casa Gallardo restaurants.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
During the fourth quarter of Fiscal Year 2008, no matters were submitted to a vote of stockholders through solicitation of proxies or otherwise.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is currently no established public trading market for our outstanding common stock.
Holders
The number of record holders of each of our classes of common stock as of March 27, 2009 was as follows:
Common Stock: 1
Dividends
No dividends were paid during Fiscal Years 2008 or 2007. In Fiscal Year 2006, we paid dividends of $10.0 million on our common stock to our parent, Holdco. Our ability to pay dividends is restricted by certain covenants contained in our secured and unsecured senior credit facilities, as well as certain restrictions contained in our indenture relating to our senior secured notes.
Securities Authorized For Issuance under Equity Compensation Plans
For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Recent Sales of Unregistered Securities and Repurchases of Equity Securities
We have not sold any unregistered equity securities in Fiscal Year 2008 nor have we repurchased any equity securities in the fourth quarter of 2008.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of our Company. The selected historical consolidated financial data has been derived from our Company’s audited consolidated financial statements for the Successor Period from November 14, 2008 to December 28, 2008 (“Successor 2008”), the Predecessor Period from December 31, 2007 to November 13, 2008 (“Predecessor 2008”), the Predecessor Fiscal Year 2007 (“Predecessor 2007”), the Predecessor Period from August 21, 2006 to December 31, 2006 (“Predecessor 2006-2”), the Predecessor Period from December 26, 2005 to August 20, 2006 (“Predecessor 2006-1”) and the Predecessor Fiscal Years ended December 2005 and 2004. When combined, Fiscal Year 2006 consists of 53 weeks and all other fiscal years presented consist of 52 weeks. This data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Successor	Predecessor
	November	December	Fiscal	August	December
	14, 2008 to	31, 2007 to	Year	21, 2006 to	26, 2005 to	Predecessor
	December	November	Ended	December	August	Fiscal Year Ended
	28, 2008	13, 2008	2007	31, 2006	20, 2006	2005(4)		2004
	(in thousands)
Statement of Operations Data:
Restaurant revenues	$52,448	$456,587	$523,352	$179,630	$351,591	$510,013		$314,157
Other revenue	4,571	37,110	38,164	11,094	18,358	20,532		10,787
Total revenues	57,316	496,429	565,191	192,098	372,552	534,296		326,810
Cost of sales	14,255	123,878	140,824	46,883	87,388	127,126		80,839
Labor	21,210	178,962	199,843	67,729	125,748	186,390		118,888
Direct operating and occupancy expense	14,886	133,351	148,088	51,127	94,422	140,648		76,760
Total operating costs	50,351	436,191	488,755	165,739	307,558	454,164		276,487
General and administrative expenses	3,234	26,493	31,718	11,414	18,893	28,346		17,725
Depreciation and amortization	3,750	21,724	23,961	10,323	12,230	18,498		11,837
Goodwill impairment	—	163,196	10,000	—	—	—		—
Operating (loss) income	(19)	(158,668)	6,854	3,379	18,150	31,433		20,299
Interest expense	4,108	16,407	19,326	10,481	16,005	22,973		12,528
Debt termination costs	—	—	—	—	—	—		4,677
(Loss) income before income tax provision	(4,103)	(173,061)	(10,802)	(8,238)	2,787	8,677		4,546
Net (loss) income	(4,103)	(173,113)	(23,546)	(5,047)	1,480	13,386		13,616
Redeemable preferred stock accretion	—	—	—	—	(10,126)	(14,583)		(11,862)
Net (loss) income attributable to common stockholders(1)	$(4,103)	$(173,113)	$(23,546)	$(5,047)	$(8,646)	$(1,197)		$1,754
Balance Sheet Data:
Cash and cash equivalents	2,099		2,323	2,710		14,871		10,690
Property and equipment, net	110,505		96,179	90,802		82,592		36,589
Total assets	298,328		434,455	447,135		310,889		186,951
Total debt(2)	161,813		186,187	183,905		182,031		106,503
Total stockholders’ equity	23,044		163,113	184,077		50,584		29,849
Other Financial Data:
Capital expenditures	$736		$34,404	$23,545		$23,408		$9,982
Ratio of earnings to fixed charges(3)	—		—	—		1.2	x	1.2	x

(1)	Net (loss) income attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces net income or increases net loss attributable to common stockholders for the relevant periods through August 20, 2006.

(2)	Total debt includes long-term debt, obligations under capital leases and unamortized debt premium/discount.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness, plus one-third of rental expense (the portion deemed representative of the interest factor). For periods with a net loss before income taxes, this calculation is not performed since the ratio is not meaningful.

(4)	Includes the results of Chevys since January 12, 2005, the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of December 28, 2008, we operated 190 restaurants, 157 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our three major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.
El Torito, El Torito Grill (including Sinigual), Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 8 additional restaurant locations, most of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; and Who·Song & Larry’s.
During Fiscal Year 2008, we opened five restaurants, including our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 include one El Torito and two Chevys restaurants in California. During Fiscal Year 2007, we opened four restaurants, including two El Torito, one El Torito Grill and one Chevys restaurants, all in California. During Fiscal Year 2006, we opened six restaurants, including three El Torito, one El Torito Grill and one Chevys restaurants, all in California, and one Chevys restaurant in New York.
Our Fiscal Year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal Year 2006 is comprised of 53 weeks and all other fiscal years presented are comprised of 52 weeks. See additional breakdown of these years into reported periods in Results of Operations below. When calculating same store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of December 28, 2008, we had 180 restaurants that met this criterion.
In Fiscal Year 2008, we generated revenues of $553.7 million. Our revenues are comprised of restaurant sales, other revenues and royalty and franchise fees. Restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consist primarily of sales by Real Mex Foods to outside customers of processed and packaged prepared foods and other merchandise items.
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

Goodwill is deemed to have an indefinite life and is subject to an annual impairment test. Other intangible assets are amortized over their useful lives in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Impairment of goodwill and intangible assets reflects the impairment losses related to the difference between the fair value and recorded value as identified in our annual impairment test. The fair value was determined using discounted cash flow projections based upon management forecasts. We recorded impairment charges of $163.2 million and $10.0 million in 2008 and 2007, respectively as a result of the impact of the downturn in the economy on current operations and growth projections.
Amortization of favorable lease asset and unfavorable lease liability, net, represents the amortization of the asset in excess of the approximate fair market value and the liability in excess of the approximate fair market value of the leases assumed, which is revalued in purchase price accounting. The amounts are being amortized over the remaining primary term of the underlying leases.
Our annual operating results are impacted by restaurant closures to the extent we close locations. Due to our long operating history, restaurant closures are generally the result of lease expirations. Many of our leases are non-cancelable and have initial terms of 10 to 20 years with one or more renewal terms of three or more years that we may exercise at our option. As of December 28, 2008, we owned one restaurant location and leased the remaining 189.
We perform ongoing analyses of restaurant cash flow and in the case of negative cash flow or underperforming restaurants, we may negotiate early termination of leases, allow leases to expire without renewal or sell restaurants. In addition, from time to time we may be forced to close a successful restaurant if we are unable to renew the lease on satisfactory terms, or at all. From the end of Fiscal 2006 to the end of Fiscal Year 2008, we closed 24 restaurants, 16 of which were early lease terminations and 8 of which we were unable to renew the leases thereon.
Results of Operations
Our operating results for the Successor Period from November 14, 2008 to December 28, 2008 (“Successor 2008”), the Predecessor Period from December 31, 2007 to November 13, 2008 (“Predecessor 2008”), the Predecessor Fiscal Year 2007 (“Predecessor 2007”), the Predecessor Period from August 21, 2006 to December 31, 2006 (“Predecessor 2006-2”) and the Predecessor Period from December 26, 2005 to August 20, 2006 (“Predecessor 2006-1”) are expressed as a percentage of total revenues below. Because of purchase accounting adjustments to the fair market value of long-term assets and long-term liabilities, and because the number of days in each period presented vary, certain amounts may not be comparable between each period presented.

	Successor (1)	Predecessor (1)
	November	December	Fiscal	August	December
	14, 2008 to	31, 2007 to	Year	21, 2006 to	26, 2005 to
	December	November	Ended	December	August
	28, 2008	13, 2008	2007 (5)	31, 2006	20, 2006
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.9	25.0	24.9	24.4	23.5
Labor	37.0	36.0	35.4	35.3	33.8
Direct operating and occupancy expense	26.0	26.9	26.2	26.6	25.3
Total operating costs	87.8	87.9	86.5	86.3	82.6
General and administrative expense	5.6	5.3	5.6	5.9	5.1
Depreciation and amortization	5.8	4.0	3.9	4.4	3.3
Goodwill impairment	—	32.9	1.8	—	—
Operating (loss) income	—	(32.0)	1.2	1.8	4.9
Interest expense	7.2	3.3	3.4	5.5	4.3
(Loss) income before income tax provision	(7.2)	(34.9)	(1.9)	(4.3)	0.7
Net (loss) income	(7.2)	(34.9)	(4.2)	(2.6)	0.4

(1)	When combined, Fiscal Years 2008 and 2007 are comprised of 52 weeks and Fiscal Year 2006 is comprised of 53 weeks.

Fiscal Year 2008 Compared to Fiscal Year 2007
Total Revenues. Total revenues were $57.3 million in Successor 2008 and $496.4 million in Predecessor 2008, compared to $565.2 million in Predecessor 2007. The overall decrease of $11.4 million or 2.0% was due to a $3.5 million increase in other revenues, offset by a $14.3 million decrease in restaurant revenues and a $0.6 million decrease in royalty and franchise fees. The $3.5 million increase in other revenues was primarily due to an increase in sales to existing outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary. The $14.3 million decrease in restaurant revenues was primarily due to comparable store sales declines of 2.3% versus Fiscal Year 2007. The comparable store sales decline was approximately 1.2% during Predecessor 2008 and approximately 13.2% during Successor 2008. This decline is primarily attributable to a reduction in guest count at our existing restaurants resulting from the slowing U.S. economy, which has negatively impacted overall consumer traffic in the restaurant industry. This decline particularly impacted our December sales, combined with the shortened peak shopping period between Thanksgiving and Christmas holidays from almost 5 weeks in 2007 to 4 weeks in 2008.
Cost of Sales. Total cost of sales was $14.3 million in Successor 2008 and $123.9 million in Predecessor 2008, compared to $140.8 million in Predecessor 2007. The overall decrease of $2.7 million or 1.9% was primarily due to the comparable store sales decline noted above. As a percentage of total revenues, cost of sales remained consistent, at 24.9% in Successor 2008 and 25.0% in Predecessor 2008 compared to 24.9% in Predecessor 2007. The slight increase in Predecessor 2008 of 0.1% was primarily due to higher commodity costs, specifically poultry, dairy and oils during 2008.
Labor. Labor costs were $21.2 million in Successor 2008 and $179.0 million in Predecessor 2008, compared to $199.8 million in Predecessor 2007. The overall increase of $0.3 million or 0.2% was primarily due to higher benefits expense combined with annual restaurant management salary increases partially offset by lower hourly labor expense related to the comparable store sales decline. As a percentage of total revenues, labor costs increased to 37.0% in Successor 2008 and 36.0% in Predecessor 2008 compared to 35.4% in Predecessor 2007. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $14.9 million in Successor 2008 and $133.4 million in Predecessor 2008, compared to $148.3 million in Predecessor 2007. The overall decrease was less than $0.1 million or 0.0%. As a percentage of total revenues, direct operating and occupancy expense was 26.0% in Successor 2008 and 26.9% in Predecessor 2008 compared to 26.2% in Predecessor 2007. The increase as a percent of total revenues in Predecessor 2008 was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed or take time to adjust for the reduction in sales.
General and Administrative Expense. General and administrative expense was $3.2 million in Successor 2008 and $26.5 million in Predecessor 2008 as compared to $31.9 million in Predecessor 2007. The overall decrease of $2.2 million or 6.8% was primarily due to lower salary expense associated with position eliminations during Predecessor 2008. As a percentage of total revenues, general and administrative expense was flat at 5.6% in Successor 2008 and decreased to 5.3% in Predecessor 2008 compared to 5.6% in Predecessor 2007. The increase from Predecessor 2008 to Successor 2008 resulted from the decrease in comparable sales for Successor 2008, as noted above, plus accrued severance of $0.5 million related to the resignation of our CEO in December 2008.
Depreciation and Amortization. Depreciation and amortization expense was $3.8 million in Successor 2008 and $21.7 million in Predecessor 2008 as compared to $22.3 million in Predecessor 2007. The overall increase of $3.2 million or 3.9% was primarily due to depreciation on the assets of new restaurants. In addition, in conjunction with the Exchange, we revalued our assets, which resulted in an increase in property and equipment of $18.7 million at November 13, 2008, resulting in additional depreciation in Successor 2008 of $0.8 million. As a percentage of total revenues, depreciation and amortization increased to 6.5% in Successor 2008 and 4.4% in Predecessor 2008 from 3.9% in Predecessor 2007.
Goodwill Impairment. Non-cash goodwill and intangible asset impairment charges of $163.2 million and $10.0 million were recorded in Predecessor 2008 and Predecessor 2007, respectively, to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and other indefinite lived intangible assets. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No goodwill or trademark impairment was recognized by the Company during Successor 2008.
Interest Expense. Interest expense was $4.1 million in Successor 2008 and $16.4 million in Predecessor 2008 as compared with $19.3 million in Predecessor 2007. As a percentage of total revenues, interest expense increased to 7.2% in Successor 2008 and decreased to 3.3% in Predecessor 2008 as compared to 3.4% in Predecessor 2007. The decrease in interest as a percentage of total revenues during Predecessor 2008 resulted primarily from a reduction in the weighted average interest rate on our senior unsecured credit facility from 10.36% in Predecessor 2007 to 8.45% in Predecessor 2008. The increase in interest expense as a percentage of total sales during Successor 2008 was primarily due to the amortization of the discount recorded as a reduction of debt related to our senior secured notes, with total amortization of $1.5 million recorded as interest expense in Successor 2008.

Income tax provision. No income tax expense was recorded during Successor 2008. We have recorded income tax expense of $0.1 million in Predecessor 2008 and $12.7 million in Predecessor 2007. During Predecessor 2007 we recorded a deferred tax valuation allowance of $13.3 million. In 2008 we continue to record a valuation allowance against our deferred tax assets, which was $23.1 million at December 28, 2008. The amount of deferred tax assets considered realizable is based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry forwards. In evaluating future taxable income for valuation allowance purposes as of December 28, 2008, we considered only income expected to be generated in Fiscal Years 2009, 2010 and 2011.
Fiscal Year 2007 Compared to Fiscal Year 2006
Total Revenues. Total revenues were $565.2 million in Predecessor 2007 as compared to $192.1 million in Predecessor 2006-2 and $372.6 million in Predecessor 2006-1. The overall increase of $0.5 million or 0.1% was due to an $8.7 million increase in other revenues, partially offset by a $7.9 million decrease in restaurant revenues. The $8.7 million increase in other revenues to $38.2 million in Predecessor 2007 was primarily due to an increase in sales to existing outside customers and the addition of new outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary. The $7.9 million decrease in restaurant revenues to $523.4 million in Predecessor 2007 was primarily due to one less week of operations in Predecessor 2007. Comparable store sales increased 1.3% in Predecessor 2007 when comparing 52 comparable weeks’ sales results with the combined Predecessor 2006 periods.
Cost of Sales. Total cost of sales was $140.8 million in Predecessor 2007 as compared to $46.9 million in Predecessor 2006-2 and $87.4 million in Predecessor 2006-1. The overall increase was $6.6 million or 4.9%. As a percentage of total revenues, cost of sales increased to 24.9% in Predecessor 2007 from 24.4% in Predecessor 2006-2 and from 23.5% in Predecessor 2006-1 primarily due to higher commodity costs, specifically beef, cheese, dairy and oils, in Predecessor 2007.
Labor. Total Labor costs were $199.8 million in Predecessor 2007 as compared to $67.7 million in Predecessor 2006-2 and $125.7 million in Predecessor 2006-1. The overall increase was $6.4 million or 3.3%. As a percentage of total revenues, labor costs increased to 35.4% in Predecessor 2007 from 35.3% in Predecessor 2006-2 and 33.8% in Predecessor 2006-1. These increases were primarily due to minimum wage increases which took place in January in the majority of the states in which we operate combined with annual management salary increases. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $148.3 million in Predecessor 2007 as compared to $51.1 million in Predecessor 2006-2 and $94.4 million in Predecessor 2006-1. The overall increase was $2.8 million or 1.9%. Direct operating and occupancy expense as a percentage of sales of 26.2% was a decrease versus direct operating and occupancy expense of 26.6% in Predecessor 2006-2 and an increase versus direct occupancy and operating expense of 25.3% in Predecessor 2006-1 primarily due to an increase in expenditures for advertising and promotion and increases in property taxes, common area maintenance expense and rent expense in Predecessor 2007.
General and Administrative Expense. General and administrative expense was $31.9 million in Predecessor 2007 as compared to $11.4 million in Predecessor 2006-2 and $18.9 million in Predecessor 2006-1. The overall increase of $1.6 million or 5.3% was primarily due to higher salaried labor expense combined with higher insurance expense and stock-based compensation expense related to options issued during Predecessor 2007. General and Administrative expense as a percentage of sales decreased to 5.6% in Predecessor 2007 from 5.9% in Predecessor Fiscal Year 2006-2 and increased from 5.1% in Predecessor 2006-1.
Depreciation and Amortization. Depreciation and amortization expense was $22.3 million in Predecessor 2007 as compared to $8.5 million in Predecessor 2006-2 and $12.2 million in Predecessor 2006-1. The overall increase was $1.5 million or 7.3%. As a percentage of total revenues, depreciation and amortization was 3.9% in Predecessor 2007 as compared to 4.4% in Predecessor 2006-2 and 3.3% in Predecessor 2006-1. The increase to 3.9% in Predecessor 2007 from 3.7% in the combined Predecessor Year 2006 was due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value and net favorable lease asset and unfavorable lease liability amortization required under purchase accounting rules due to the Merger on August 21, 2006 and depreciation on the assets of new restaurants.
Goodwill Impairment. A non-cash goodwill impairment charge of $10.0 million was recorded in Predecessor 2007 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No goodwill or trademark impairment was recognized by the Company during Predecessor 2006-1 or Predecessor 2006-2.

Interest Expense. Interest expense was $19.3 million in Predecessor 2007 as compared to $10.5 million in Predecessor 2006-2 and $16.0 million in Predecessor 2006-1. The overall decrease of $7.2 million or 27.0% was primarily due to a $10.0 million reduction in our senior unsecured credit facility and a reduction in the weighted average interest rate on our senior unsecured credit facility from 13.61% in the combined Predecessor 2006 to 10.36% in Predecessor 2007. As a percentage of total revenues, interest expense was 3.4% in Predecessor 2007 as compared to 4.7% in the combined Predecessor 2006.
Income tax provision. The income tax provision for Predecessor 2007 and for the combined Predecessor 2006 was based on estimated annual effective tax rates. A rate of 118.0% was applied to Predecessor 2007 versus a rate of 34.6% in the combined Predecessor 2006. The rates are comprised of the combined federal and state statutory rates. The difference in rates primarily results from the valuation allowance of $13.3 million recorded in Predecessor 2007.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at December 28, 2008, including obligations under capital leases and unamortized debt discount, was $161.8 million, and we had $7.4 million of revolving credit availability under our $15.0 million New Senior Secured Revolving Credit Facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our New Senior Secured Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our New Senior Secured Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. As discussed below, our senior secured notes and senior unsecured credit facility each mature in 2010 and we will need additional financing to meet this obligation. Also, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Working Capital and Cash Flows
We presently have, in the past have had, and in the future are likely to have, negative working capital balances. The working capital deficit principally is the result of accounts payable and accrued liabilities being more than current asset levels. The largest components of our accrued liabilities include reserves for our self-insured workers’ compensation and general liability insurance, accrued payroll and related employee benefits costs and gift card liabilities. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds available from cash sales not needed immediately to pay for food and supplies or to finance receivables or inventories typically have been used for capital expenditures and/or debt service payments under our existing indebtedness.
Operating Activities. We had net cash provided by operating activities of $7.2 million for Successor 2008 and $17.7 million for Predecessor 2008, compared to $25.4 million for Predecessor 2007, resulting in a net decrease overall of $0.5 million from Predecessor 2007 to the combined results from Predecessor and Successor 2008. Overall, we remained consistent year over year, with a slight decrease of $0.5 million. However, as shown on our consolidated statement of cash flows, the sources fluctuated when comparing Predecessor 2007 to Predecessor and Successor 2008, due to changes in the timing of accounts payable and accrued liabilities, mostly offset by decreases in trade and other receivables.
Investing Activities. We had net cash used in investing activities of $0.8 million for Successor 2008 and $23.6 million for Predecessor 2008, compared to $28.4 million for Predecessor 2007. The overall decrease in cash used in investing activities of $4.0 million was primarily the result of a decrease in additions to property and equipment of $11.1 million from Predecessor 2007 to Predecessor 2008, partially offset by the sale of all remaining Fuzio units, including the rights to the Fuzio trademark, of $6.0 million during Predecessor 2007.
We expect to make capital expenditures totaling approximately $11.9 million in Fiscal Year 2009 comprised of approximately $0.5 million for information technology, approximately $1.3 million for Real Mex Foods and approximately $10.1 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to remodel or open any new restaurants during 2009 as a result of the continued impact of the downturn in the economy which we do not expect to improve during 2009.

Financing Activities. We had net cash used in financing activities of $5.7 million for Successor 2008 and net cash provided by financing activities of $4.9 million for Predecessor 2008 and $2.6 million for Predecessor 2007. The changes are primarily a result of the timing of our borrowings under our revolving credit facilities, for which we had net repayments of $5.9 million during Successor 2008 compared to net borrowings of $2.5 million and $3.1 million in Predecessor 2008 and Predecessor 2007, respectively. In addition, during Predecessor 2008, we had a capital contribution from our parent company of $3.0 million, primarily to partially fund new store openings.
Debt and Other Obligations
Senior Secured Notes due 2010. Our $105.0 million senior secured registered notes (“Senior Secured Notes”) mature on April 1, 2010. We will need additional financing in order to meet our obligation to pay the Senior Secured Notes at maturity. Interest on our Senior Secured Notes accrues at a rate of 10.25% per annum. The interest rate increased from the stated rate of 10.00% to 10.25% on April 1, 2008. The increase to 10.25% resulted from us exceeding the capital expenditure limit in Fiscal Year 2007 under the indenture governing the Senior Secured Notes and as a result were required to pay a 0.25% increase from the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the Senior Secured Notes or indenture. Interest is payable in arrears semiannually on April 1 and October 1 of each year. Our Senior Secured Notes are guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our Senior Secured Notes. All of the subsidiary guarantors are 100% owned by the Company and such guarantees are full and unconditional and joint and several, and the Company has no independent assets or operations outside of the subsidiary guarantors. Our Senior Secured Notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the Senior Secured Notes indenture at December 28, 2008.
We can redeem our Senior Secured Notes at any time, with a prepayment penalty of 2.50% until March 31, 2009. We are required to offer to redeem our Senior Secured Notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in asset sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our Senior Secured Notes.
As a result of the Exchange and under purchase accounting rules we recorded $ 20.0 million of unamortized debt discount as a reduction of debt related to our Senior Secured Notes as the fair market value of the debt on the Exchange date was less than its carrying value. The discount is amortized to interest expense over the remaining life of the debt. In addition, the remaining unamortized debt premium of $1.6 million recorded in conjunction with the Merger dated August 20, 2006 was written off in the purchase price allocation of the Exchange at November 13, 2008.
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

The Company and its lender determined that the definition of the cash flow ratio covenant had been drafted improperly and therefore the lender and the Company executed an amendment (“Amendment No. 1”) to the New Senior Secured Revolving Credit Agreement in August 2007 which waived compliance of this ratio until the first quarter of 2008.
On April 17, 2008, the Company executed a second amendment (“Amendment No. 2”) to the New Senior Secured Revolving Credit Facilities. Amendment No. 2 modified certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and June 29, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to its New Senior Secured Revolving Credit Facility ( “Amendment No. 3”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. In addition, Amendment No. 3 terminated the cross-default provision described below as it relates to Holdco debt.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in Amendment No. 3 to the Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of December 28, 2008, there was $7.6 million outstanding under the New Senior Secured Revolving Credit Facility and $5.1 million outstanding under the New Senior Secured Letter of Credit Facility.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and coverage ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at December 28, 2008, as amended.
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
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment to its New Senior Unsecured Credit Facility which provided a change in the interest rate from variable to a fixed rate of 12.50% and amended the Maximum Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward. As a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco, the Company’s parent. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.

Our New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our Senior Secured Notes and the New Senior Secured Revolving Credit Facilities). The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at December 28, 2008.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 28, 2008, the principal amount outstanding on the mortgage was $0.6 million.
Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. In addition, we have entered into additional capital leases for equipment of $0.3 million during Fiscal Year 2008. The remaining capital lease obligations have a weighted-average interest rate of 8.7%. As of December 28, 2008, the principal amount due relating to capital lease obligations was $1.4 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,600 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.
The following table represents our contractual commitments as of December 28, 2008 associated with obligations under debt agreements, other obligations discussed above and from our operating leases:

		Less than			More than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	($ in thousands)
Contractual Obligations
Long Term Debt Obligations(1)	$178,833	$8,313	$170,166	$199	$155
Capital Lease Obligations	1,794	565	702	223	304
Operating Lease Obligations(2)	251,670	41,389	68,976	52,301	89,004
Purchase Obligations	43,810	27,244	5,522	5,522	5,522

Total	$476,107	$77,511	$245,366	$58,245	$94,985

(1)	Includes our Senior Secured Notes, unsecured term loan, New Senior Secured Revolving Credit Facility, mortgage and an obligation to a vendor. We have not included any scheduled interest payments in this table. Please see discussion of terms for each significant component of long term debt above.

(2)	In addition to the base rent, many of our leases contain percentage rent clauses, which obligate us to pay additional rents based on a percentage of sales, when sales levels exceed a contractually defined base. We recorded such additional rent expenses of $198 in Successor 2008, $1,926 in Predecessor 2008, $2,164 in Predecessor 2007, $907 in Predecessor 2006-2 and $1,755 in Predecessor 2006-1. Operating Lease Obligations do not reflect potential renewals or replacements of expiring leases.
Off-Balance Sheet Arrangements
None.
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

Critical Accounting Policies
Our Company’s accounting policies are fully described in Note 3 of the Consolidated Financial Statements. As disclosed in Note 3, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to property and equipment, impairment of long-lived assets, valuation of goodwill, self-insurance reserves, income taxes and revenue recognition. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.
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
Management recorded no impairment for Successor 2008 or Predecessor 2006-2. During Predecessor 2008, Predecessor 2007, and Predecessor 2006-1, management determined that certain identified property and equipment was impaired and recorded an impairment charge of $5.2 million, $1.4 million and $1.2 million, respectively, reducing the carrying value of such assets to the estimated fair value.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Management performs its annual impairment test during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value. Management considers the reporting unit level to be the Company level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, management determines the fair value of a reporting unit and compares it to its carrying amount. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

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
During the second quarter of 2008, management forecasts were revised due to the continued impact of the downturn in the economy on current operations and growth projections. As a result, the Company identified impairment of approximately $34.0 million, including $30.0 million related to goodwill and $4.0 million related to trademarks. As of November 13, 2008, in conjunction with the Exchange, the Company completed a valuation and identified additional impairment of approximately $129.2 million, including $87.6 million related to goodwill and $41.6 million related to trademarks. The Company recorded total non-cash charges of $163.2 million for the write-down of the goodwill and trademarks during the Predecessor Period December 31, 2007 to November 13, 2008.
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
Income Taxes
Our Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realizable in future periods. We have significant deferred tax assets, which are subject to periodic recoverability assessments. In accordance with SFAS 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance of $23.1 million and $13.3 million at December 28, 2008 and December 30, 2007, respectively. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry-forwards. In evaluating future taxable income for valuation allowance purposes as of December 28, 2008, we concluded that it was appropriate to consider only income expected to be generated in fiscal years 2009, 2010 and 2011.
Under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” the Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. Management has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.
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

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. As a result, the adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition as of December 28, 2008.
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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008.  Implementation of this staff position in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.
We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales are denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in any period presented.
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of February 22, 2009, we had borrowings of $15.0 million outstanding under our New Senior Secured Revolving Credit Facilities. A hypothetical 10% fluctuation in interest rates as of February 22, 2009 would have a net after tax impact of $0.06 million on our earnings in 2008, in addition to its effect on cash flows.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Real Mex Restaurants, Inc.
We have audited the accompanying consolidated balance sheet of Real Mex Restaurants, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 28, 2008 (the “Successor”) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period November 14, 2008 to December 28, 2008 (the “Successor Period”) subsequent to the exchange of debt for equity transaction that was reflected on the financial statements of the Company, between RM Restaurant Holding Corp., the Company’s parent, and the parent’s creditors. We have also audited the consolidated balance sheet of Real Mex Restaurants, Inc. as of December 30, 2007 (the “Predecessor”) and the consolidated statements of operations, stockholders’ equity, and cash flows for the period December 31, 2007 to November 13, 2008, and the year ended December 30, 2007 (the “Predecessor Periods”), prior to the exchange of debt for equity transaction. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Mex Restaurants, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of its operations and its cash flows for the Successor and Predecessor Periods in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Irvine, California
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Real Mex Restaurants, Inc.
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Real Mex Restaurants, Inc. and its subsidiaries (collectively, the Company), for the period from August 21, 2006 to December 31, 2006, subsequent to the acquisition of the Company by RM Restaurant Holding Corp., a majority owned subsidiary of Sun Cantinas LLC. We have also audited the consolidated statements of operations, stockholders’ equity, and cash flows for the period ended December 26, 2005 through August 20, 2006, prior to the acquisition of the Company by RM Restaurant Holding Corp. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated results of the operations and cash flows of the Company for the period from August 21, 2006 to December 31, 2006, subsequent to the acquisition of the Company by RM Restaurant Holding Corp., a majority owned subsidiary of Sun Cantinas LLC., and for the period from December 26, 2005 through August 20, 2006, prior to the acquisition of the Company by RM Restaurant Holding Corp., in conformity with accounting principles generally accepted in the United States.
As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for Share Based Payments in accordance with Statements of Accounting Financial Standards No. 123 (revised 2004) on December 26, 2005.
/s/ Ernst & Young LLP
Los Angeles, California
March 16, 2007

Real Mex Restaurants, Inc.
Consolidated Balance Sheets
(In Thousands, Except For Share Data)

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$2,099	$2,323
Trade receivables, net	9,102	10,160
Other receivables	873	2,594
Inventories, net	13,563	12,049
Deferred compensation plan assets	1,848	3,115
Prepaid expenses and other current assets	7,253	7,186
Current portion of favorable lease asset, net	5,902	3,454

Total current assets	40,640	40,881

Property and equipment, net	110,505	96,179
Goodwill, net	43,200	160,621
Trademarks and other intangibles	68,900	113,000
Deferred charges	1,404	3,115
Favorable lease asset, less current portion, net	25,382	11,313
Other assets	8,297	9,346

Total assets	$298,328	$434,455

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,198	$22,692
Accrued self-insurance reserves	15,619	15,479
Accrued compensation and benefits	16,216	17,402
Other accrued liabilities	15,426	14,014
Related party payables	—	2,505
Current portion of long-term debt	8,313	12,579
Current portion of capital lease obligations	453	433

Total current liabilities	79,225	85,104

Long-term debt, less current portion	152,105	172,057
Capital lease obligations, less current portion	942	1,118
Deferred tax liabilities	31,549	—
Unfavorable lease liability, less current portion, net	8,445	4,394
Other liabilities	3,018	8,669

Total liabilities	275,284	271,342

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at December 28, 2008 and December 30, 2007	—	—
Additional paid-in capital	27,147	201,706
Accumulated deficit	(4,103)	(38,593)

Total stockholders’ equity	23,044	163,113

Total liabilities and stockholders’ equity	$298,328	$434,455

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations
(In Thousands)

	Successor	Predecessor
	November 14,	December 31,	Fiscal	August 21,	December 26,
	2008 to	2007 to	Year Ended	2006 to	2005 to
	December 28,	November 13,	December 30,	December 31,	August 20,
	2008	2008	2007	2006	2006
Revenues:
Restaurant revenues	$52,448	$456,587	$523,352	$179,630	$351,591
Other revenues	4,571	37,110	38,164	11,094	18,358
Franchise revenues	297	2,732	3,675	1,374	2,603

Total revenues	57,316	496,429	565,191	192,098	372,552

Costs and expenses:
Cost of sales	14,255	123,878	140,824	46,883	87,388
Labor	21,210	178,962	199,843	67,729	125,748
Direct operating and occupancy expense	14,886	133,337	148,088	51,127	94,422
General and administrative expense	3,219	25,726	31,718	11,414	18,893
Depreciation and amortization	3,750	21,724	23,961	10,323	12,230
Legal settlement costs	15	781	402	19	4,180
Merger costs	—	—	—	307	9,434
Pre-opening costs	—	2,342	2,139	917	910
Impairment of goodwill and intangible assets	—	163,196	10,000	—	—
Impairment of property and equipment	—	5,151	1,362	—	1,197

Operating (loss) income	(19)	(158,668)	6,854	3,379	18,150

Other income (expense):
Interest expense	(4,108)	(16,407)	(19,326)	(10,481)	(16,005)
Other income (expense), net	24	2,014	1,670	(1,136)	642

Total other expense, net	(4,084)	(14,393)	(17,656)	(11,617)	(15,363)

(Loss) income before income tax provision	(4,103)	(173,061)	(10,802)	(8,238)	2,787

Income tax provision (benefit)	—	52	12,744	(3,191)	1,307

Net (loss) income before redeemable preferred stock accretion	(4,103)	(173,113)	(23,546)	(5,047)	1,480

Redeemable preferred stock accretion	—	—	—	—	(10,126)

Net loss attributable to common stockholders	$(4,103)	$(173,113)	$(23,546)	$(5,047)	$(8,646)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, Except For Share Data)

	Predecessor
	Series A	Series B	Series C
	Redeemable	Redeemable	Redeemable				Additional
	Preferred	Preferred	Preferred	Common Stock			Paid-in	Accumulated
	Stock	Stock	Stock	Shares	Amount	Warrants	Capital	Deficit	Total
Balance at December 25, 2005	$35,646	$25,365	$58,080	316,290	$—	$4,027	$16,203	$(88,737)	$50,584
Issuance of Series A Redeemable Preferred Stock	1,897	—	—	—	—	—	—	—	1,897
Issuance of Series B Redeemable Preferred Stock	—	1,433	—	—	—	—	—	—	1,433
Issuance of Series D Redeemable Preferred Stock	—	—	2,352	—	—	—	—	—	2,352
Tax benefit from employee stock option exercise	—	—	—	—	—	—	1,800	—	1,800
Accretion on redeemable preferred stock	2,861	2,177	5,089	—	—	—	—	(10,127)	—
Net income	—	—	—	—	—	—	—	1,480	1,480

Balance at August 20, 2006	40,404	28,975	65,521	316,290	—	4,027	18,003	(97,384)	59,546
Initial capitalization of the Company, August 21, 2006	—	—	—	1,000	—	—	199,124	—	199,124
Dividend distribution to parent	—	—	—	—	—	—	—	(10,000)	(10,000)
Net loss	—	—	—	—	—	—	—	(5,047)	(5,047)

Balance at December 31, 2006	—	—	—	1,000	—	—	199,124	(15,047)	184,077
Contribution from parent	—	—	—	—	—	—	1,743	—	1,743
Stock-based compensation	—	—	—	—	—	—	839	—	839
Net loss	—	—	—	—	—	—	—	(23,546)	(23,546)

Balance at December 30, 2007	—	—	—	1,000	—	—	201,706	(38,593)	163,113
Contribution from parent	—	—	—	—	—	—	5,554	—	5,554
Stock-based compensation	—	—	—	—	—	—	406	—	406
Net loss	—	—	—	—	—	—	—	(173,113)	(173,113)

Balance at November 13, 2008	$—	$—	$—	1,000	$—	$—	$207,666	$(211,706)	$(4,040)

	Successor
	Series A	Series B	Series C
	Redeemable	Redeemable	Redeemable				Additional
	Preferred	Preferred	Preferred	Common Stock			Paid-in	Accumulated
	Stock	Stock	Stock	Shares	Amount	Warrants	Capital	Deficit	Total
Recapitalization of the Company, November 14, 2008	$—	$—	$—	1,000	$—	$—	$27,175	$—	$27,175
Stock-based compensation	—	—	—	—	—	—	(28)		(28)
Net loss	—	—	—	—	—	—	—	(4,103)	(4,103)

Balance at December 28, 2008	$—	$—	$—	1,000	$—	$—	$27,147	$(4,103)	$23,044

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Successor	Predecessor
	November 14,	December 31,		August 21,	December 26,
	2008	2007	Fiscal Year	2006	2005
	to	to	Ended	to	to
	December 28,	November 13,	December 30,	December 31,	August 20,
	2008	2008	2007	2006	2006
Operating activities
Net (loss) income	$(4,103)	$(173,113)	$(23,546)	$(5,047)	$1,480
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	3,334	19,780	22,254	8,505	12,230
Amortization of:
Favorable lease asset and unfavorable lease liability, net	416	1,944	1,707	1,818	—
Deferred financing costs	169	1,571	1,828	2,286	1,179
Debt discount/(premium)	1,535	(1,050)	(1,563)	—	—
Impairment of goodwill and intangible assets	—	163,196	10,000	—	—
(Gain) loss on disposal of property and equipment	—	(402)	(877)	706	(19)
Gain on lease termination	—	(600)	—	—	—
Impairment of property and equipment	—	5,151	1,362	—	1,197
Stock-based compensation expense	(28)	406	839	—	1,800
Deferred income taxes	—	—	12,731	(3,218)	(1,108)
Other	—	—	231	—	—
Changes in operating assets and liabilities:
Trade and other receivables	2,125	654	(2,578)	1,449	(1,071)
Inventories	(625)	(889)	(1,484)	(553)	(35)
Deferred compensation plan assets	(51)	1,347	(745)	(755)	(573)
Prepaid expenses and other current assets	(3,358)	3,291	544	(3,310)	(952)
Related party receivable/payable	—	(66)	6,096	(3,591)	—
Deferred charges, net	—	35	(148)	(80)	(301)
Other assets	6	66	73	(107)	912
Accounts payable and accrued liabilities	7,342	(7,551)	(6,519)	(2,151)	14,235
Other liabilities	424	3,959	5,225	629	1,484

Net cash provided by (used in) operating activities	7,186	17,729	25,430	(3,419)	30,458

Investing activities
Purchases of property and equipment	(736)	(23,332)	(34,404)	(10,495)	(15,885)
Exchange transaction costs	(20)	(1,153)	—	—	—
Sale of Fuzio trademark	—	—	1,200	—	—
Proceeds from lease termination	—	600	—	—	—
Net proceeds from disposal of property and equipment	—	302	4,789	—	—

Net cash used in investing activities	(756)	(23,583)	(28,415)	(10,495)	(15,885)

Financing activities
Net (payment) borrowing under revolving credit facility	(5,900)	2,500	3,050	7,950	—
Borrowings under long-term debt agreements	466	1,375	981	437	—
Payments on long-term debt agreements and capital lease obligations	(314)	(1,449)	(577)	(10,148)	(174)
Payment of financing costs	—	(500)	(856)	(885)	—
Dividend paid	—	—	—	(10,000)	—
Capital contributions	—	3,022	—	—	—

Net cash (used in) provided by financing activities	(5,748)	4,948	2,598	(12,646)	(174)

Net increase (decrease) in cash and cash equivalents	682	(906)	(387)	(26,560)	14,399

Cash and cash equivalents at beginning of period	1,417	2,323	2,710	29,270	14,871

Cash and cash equivalents at end of period	$2,099	$1,417	$2,323	$2,710	$29,270

Supplemental disclosure of cash flow information
Interest paid	$873	$16,910	$19,722	$11,225	$11,405

Income taxes paid	$—	$52	$38	$17	$44

Supplemental disclosure of noncash investing and financing activities
Preferred and common stock issued as consideration for the Chevys Acquisition	$—	$—	$—	$—	$5,682

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Notes to Consolidated Financial Statements
December 28, 2008
(In Thousands, Except For Share Data)
1. Description of Business
Real Mex Restaurants, Inc., (together with its subsidiaries, the “Company”) is a Delaware corporation which is engaged in the business of owning and operating restaurants, primarily under the names El Torito®, Acapulco Mexican Restaurant Y Cantina® and Chevys Fresh Mex®. At December 28, 2008, the Company, primarily through its major subsidiaries (El Torito Restaurants, Inc., Chevys Restaurants LLC and Acapulco Restaurants, Inc.), owned and operated 190 restaurants, of which 157 were in California and the remainder in 12 other states. The Company’s other major subsidiary, Real Mex Foods, Inc. (“RMF”), provides internal production, purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers.
Basis of Presentation
The Company prior to November 14, 2008 is referred to as the “Predecessor” and after November 13, 2008 is referred to as the “Successor”.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2008 was December 28, 2008, in 2007 was December 30, 2007 and in 2006 was December 31, 2006. The accompanying consolidated balance sheets present the Company’s financial position as of December 28, 2008 (Successor) and December 30, 2007 (Predecessor). The accompanying consolidated statements of operations, stockholders’ equity and cash flows present the 6 week Successor Period from November 14, 2008 to December 28, 2008, the 46 week Predecessor Period from December 31, 2007 to November 13, 2008, the 52 week Predecessor Period ended December 30, 2007, the 19 week Predecessor Period from August 21, 2006 to December 31, 2006, the 34 week Predecessor Period from December 25, 2005 to August 20, 2006. See further description of the successor and predecessor periods in Note 2.
Liquidity
The Company’s financial statements as of December 28, 2008 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s principal liquidity requirements are to service debt and meet capital expenditure and working capital needs. The Company’s ability to make principal and interest payments and to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the Company. Based upon anticipated cash flow generated from operations and availability of other borrowings, the Company does not plan to open any new restaurants during fiscal year 2009. Although the Company had negative working capital as of December 28, 2008 (as has been the case at year end for all prior years being reported on), based on the current level of operations and the Company’s revised business plan, management believes the cash flow generated from operations, available cash and available borrowings under the New Senior Secured Revolving Credit Facility will be adequate to meet liquidity needs for the near future.
The Senior Secured Notes and senior unsecured credit facility each mature in 2010 and the Company will require additional financing to meet this obligation. The Company is currently evaluating its options to raise the necessary funds. No assurance can be given that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If revenues decline further than management’s expectations, the Company will take steps to further reduce costs to ensure sufficient cash is available to allow the Company to meet its obligations for the next 12 months. No assurance can be given that the Company will generate sufficient cash flow from operations or that future borrowings will be available under the New Senior Secured Revolving Credit Facility in an amount sufficient to enable the Company to service existing indebtedness or to fund other liquidity needs.
2. Acquisitions
Exchange Agreement
Effective November 13, 2008, RM Restaurant Holding Corp. (“Holdco”), the Company’s parent, owned substantially by an affiliate of Sun Capital Partners (“Sun Capital”), and each of Holdco’s existing lenders executed an agreement to exchange Holdco’s then outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of Holdco (the “Exchange”). Immediately prior to the Exchange, Holdco effected a 100:1 reverse stock split of its common stock and after the exchange the immediately post-split existing holders retained 5.5% of the shares of Holdco common stock. Immediately after the Exchange, no stockholder, together with its affiliates, owned more than 50% of the capital stock of Holdco. Affiliates of Sun Capital remain stockholders of Holdco.

In connection with the Exchange, the cross-default provision described in Note 6 was terminated as it related to the Holdco debt. Concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to its Senior Secured Revolving Credit Facility (the “Amendment”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. Also concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment to its Senior Unsecured Credit Facility which provided a change in the interest rate from variable to a fixed rate of 12.5% and amended the Maximum Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward.
The Exchange was accounted for by Holdco under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Holdco then applied push-down accounting to the Company as of November 13, 2008. As no cash consideration was exchanged, the Company completed a valuation to determine the value of the equity exchanged, the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Exchange. The allocation of the purchase price is a preliminary estimate as the determination of the fair market values of the assets acquired and the liabilities assumed has not been finalized, primarily with respect to income taxes. The Company attributes the goodwill associated with the Exchange to the historical financial performance and the anticipated future performance of the Company’s operations. As this was a non-cash transaction, it has been excluded from the statement of consolidated cash flows.
The following table presents the allocation to the assets acquired and liabilities assumed based on their estimated fair values as determined by the valuation of the Company (in thousands):

Cash and cash equivalents	$1,417
Trade and other accounts receivable	12,100
Inventories	12,938
Other current assets	5,692
Property and equipment	113,154
Other assets	41,841
Trademark and other intangibles	68,900
Goodwill	43,178

Total assets acquired	299,220

Accounts payable and accrued liabilities	60,616
Long-term debt	166,026
Deferred tax liability	31,549
Other liabilities	13,854

Total liabilities assumed	272,045

Net assets acquired	$27,175

As a result of the Exchange, fiscal year 2008 is presented as the Successor Period from November 14, 2008 to December 28, 2008 and the Predecessor Period from December 31, 2007 to November 13, 2008.
Merger Agreement
On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Holdco and its subsidiary, RM Integrated, Inc. On August 21, 2006, the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into the Company, with the Company continuing as the surviving corporation and the 100% owned subsidiary of Holdco. The net purchase price of the Company was $200,900, consisting of $359,000 in cash, plus net cash acquired of $35,200, plus $4,600 in working capital and other adjustments plus direct acquisition costs of $3,900, less indebtedness assumed of $188,200 and seller costs of $9,300. Pursuant to the Merger Agreement, $6,000 of the Merger Consideration was held in escrow. As a result of the Merger Agreement, fiscal year 2006 is presented as the 19 week Predecessor Period from August 21, 2006 to December 31, 2006 and the 34 week Predecessor Period from December 25, 2005 to August 20, 2006.

3. Summary of Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts and results of operations of the Company. All significant inter-company balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and they may be adjusted as more information becomes available.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash balances in bank accounts and investments with a maturity of three months or less at the time of purchase.
Receivables
Receivables consist primarily of amounts due from credit card companies, outside customers of RMF and franchisees. Receivables from credit card companies are generally settled in the week following the transaction date. Receivables from RMF’s outside customers are generally collected within 30 days of the date of the sale and receivables from franchisees are generally collected within 21 days following the close of the royalty period. Receivables are stated net of an allowance for doubtful accounts of $333 and $320 at December 28, 2008 and December 30, 2007, respectively.
Inventories
Inventories, consisting primarily of food and beverages, are carried at the lower of cost (first-in, first-out method) or market. Inventories are reviewed for spoilage and excess or obsolete products and reserved accordingly.
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
Impairment of Long-Lived Assets
Long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management recorded no impairment for the Successor Period from November 14, 2008 through December 28, 2008. During the Predecessor Period from December 31, 2007 through November 13, 2008, the Predecessor year ended December 30, 2007, and the Predecessor Period from December 26, 2006 to August 20, 2006, management of the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $5,151, $1,362 and $1,197, respectively, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired. During the Predecessor Period ended December 30, 2006, management recorded no impairment.

Impairment of Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Management performs its annual impairment test during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value. Management considers the reporting unit level to be the Company level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, management determines the fair value of a reporting unit and compares it to its carrying amount. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
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
During the second quarter of 2008, management forecasts were revised due to the continued impact of the downturn in the economy on current operations and growth projections. As a result, the Company recorded impairment of approximately $34,000 during the second quarter of 2008, including $30,000 related to goodwill and $4,000 related to trademarks. As of November 13, 2008, in conjunction with the Exchange, the Company completed a valuation and identified additional impairment of approximately $129,196, including $87,596 related to goodwill and $41,600 related to trademarks. The Company recorded total non-cash charges of $163,196 for the write-down of the goodwill and trademarks during the Predecessor Period December 31, 2007 to November 13, 2008.
Intangible Assets
Intangible assets consist of the following indefinite-lived assets resulting from the Exchange in the successor period and the Merger in the predecessor period:

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Trademarks	$55,900	$101,500
Franchise agreements	13,000	11,500

	$68,900	$113,000

Deferred Charges
Deferred charges at December 28, 2008 consists of deferred financing costs of $1,114 related to the sale of $105,000 aggregate principal amount of the Senior Secured Notes due 2010 (as defined in Note 6), $249 related to the $65,000 Senior Unsecured Credit Facility maturing on October 5, 2010 and $41 related to the Senior Secured Revolving Credit Facilities. Capitalized deferred charges are amortized over the lives of the respective long-term borrowings on a straight-line basis and are included in interest expense in the accompanying consolidated statements of operations. Amounts capitalized related to leases are amortized over the primary term of their respective leases and are included in occupancy expense in the accompanying statements of operations. The following table shows the estimated amortization expense for the years after December 28, 2008:

	2009	2010

Financing and lease acquisition costs	$1,074	$330
Favorable Lease Asset and Unfavorable Lease Liability
Favorable lease asset represents the approximate fair market value arising from lease rates that are below market rates as of November 13, 2008, the date of the Exchange. The amount is being amortized over the remaining primary term of the underlying leases.
Unfavorable lease liability represents the approximate fair market value arising from lease rates that are above market rates as of November 13, 2008, the date of the Exchange. The amount is being amortized over the remaining primary term of the underlying leases. The current portion of unfavorable lease liabilities is recorded in other accrued liabilities.
The following table shows the estimated amortization expense for the years after December 28, 2008:

	2009	2010	2011	2012	2013	Thereafter

Favorable lease asset	$5,902	$5,511	$4,855	$4,404	$3,710	$6,902
Unfavorable lease liability	(2,286)	(2,017)	(1,532)	(1,380)	(833)	(2,683)

Net amortization expense	$3,616	$3,494	$3,323	$3,024	$2,877	$4,219

Liquor Licenses
Transferable liquor licenses, which have a market value, are carried at the lower of aggregate acquisition cost or market and are not amortized. Liquor licenses are included in other assets.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, income taxes are accounted for using the liability method.
Under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company is required to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The Company has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements.
The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 28, 2008, the Company has not recorded any interest and penalty expense. The Company’s determination on its analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2005 through 2007 tax years for federal purposes and the 2004 through 2007 tax years for California purposes.
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
Self Insurance
The Company is self-insured for most workers’ compensation and general liability losses (collectively “casualty losses”). The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The recorded liability associated with these programs is based on an estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions and economic conditions. If actual claims trends, including the severity or frequency of claims, differ from estimates, the financial results could be significantly impacted.

Gift Certificates and Gift Cards
The Company records deferred revenue, included in accounts payable, for gift certificates and gift cards outstanding until they are redeemed. Revenues from unredeemed gift cards are recognized based on historical and expected redemption trends and are classified as revenues in our consolidated statement of operations.
Segment Information
The Company operates 190 restaurants through its three restaurant operating subsidiaries, providing similar products to similar customers. These restaurants possess similar economic characteristics resulting in similar long-term expected financial characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based upon its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its 190 operating restaurants into a single reporting segment called restaurant operations. The Company’s RMF manufacturing operations are dissimilar from our restaurant operations, but do not meet the required quantitative thresholds and therefore qualify for aggregation.
Promotion and Advertising Expense
The cost of promotion and advertising is expensed as incurred. The Company incurred $1,260, $15,077, $15,478, $5,652 and $8,716 in promotion and advertising expense during the 6 week Successor Period from November 14, 2008 to December 28, 2008, the 46 week Predecessor Period December 31, 2007 to November 13, 2008, the Predecessor Year ended December 30, 2007, the 19 week Predecessor Period from August 21, 2006 to December 31, 2006, and the 34 week Predecessor Period December 26, 2005 to August 20, 2006, respectively.
Operating Leases
Most of our restaurant and office facilities are under operating leases with expirations in 2009 through 2028. The minimum lease payments, including any predetermined fixed escalations of the minimum rent, are recognized as rent expense on a straight-line basis over the lease term as defined in SFAS No. 13, “Accounting for Leases.” Most of the restaurant facilities have renewal clauses exercisable at the option of the Company and include rent escalation clauses stipulating specific rent increases upon exercise, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues. At December 28, 2008 and December 30, 2007, deferred rent equaled $174 and $2,958, respectively, which is included in other long-term liabilities.
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
Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2010 at December 28, 2008, based on quoted market prices, was $79,800. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to year end.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by us in the first quarter of 2008. As a result, the adoption of SFAS 159 had no impact on our consolidated results of operations and financial condition as of December 28, 2008.

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
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008. Implementation of this staff position in the first quarter of fiscal 2009 will not have a material impact on our consolidated financial statements.
4. Property and Equipment
Property and equipment consists of the following:

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Land and land improvements	$1,530	$2,079
Buildings and improvements	939	1,201
Furniture, fixtures and equipment	43,789	51,240
Leasehold improvements and leasehold rights	79,193	73,207

Property and equipment, total	125,451	127,727
Less accumulated depreciation and amortization	(14,946)	(31,548)

Property and equipment, net	$110,505	$96,179

5. Accounts Payable and Other Accrued Liabilities
Accounts payable consist of the following:

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Trade accounts payable	$20,329	$19,445
Gift cards and gift certificates	2,869	3,247

	$23,198	$22,692

Other accrued liabilities consist of the following:

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Rent and occupancy expenses	$1,500	$1,345
Sales taxes	3,960	4,378
Accrued interest	3,444	2,937
Other	6,522	5,354

	$15,426	$14,014

6. Long-Term Debt
Long-term debt consists of the following:

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt (discount)/premium	(18,415)	2,637
Senior Secured Revolving Credit Facility	7,600	11,000
Senior Unsecured Credit Facility — Related Party	65,000	65,000
Mortgage	591	656
Other	642	343

	160,418	184,636
Less current portion	(8,313)	(12,579)

	$152,105	$172,057

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“Senior Secured Notes”) accrues at a rate of 10.25% per annum. The interest rate increased from the stated rate of 10.00% to 10.25% on April 1, 2008. The increase to 10.25% resulted from us exceeding the capital expenditure limit in fiscal year 2007 under the indenture governing the Senior Secured Notes and as a result we were required to pay a 0.25% increase from the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the Senior Secured Notes or indenture. Interest is payable semiannually on April 1 and October 1 of each year. Our Senior Secured Notes are guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our Senior Secured Notes. All of the subsidiary guarantors are 100% owned by the Company and such guarantees are full and unconditional and joint and several, and the Company has no independent assets or operations outside of the subsidiary guarantors. Our Senior Secured Notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the Senior Secured Notes indenture at December 28, 2008.
We can redeem our Senior Secured Notes at any time, with a prepayment penalty of 2.5% until March 31, 2009. We are required to offer to redeem our Senior Secured Notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in asset sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our Senior Secured Notes.
As a result of the Exchange and under purchase accounting rules requiring fair value measurement, we recorded $19,950 of unamortized debt discount as a reduction of debt related to our Senior Secured Notes as the fair market value of the debt on the Exchange date was less than its carrying value. The discount is amortized to interest expense over the remaining life of the debt. In addition, the remaining unamortized debt premium of $1,587 recorded in conjunction with the Merger dated August 20, 2006 was written off in the purchase price allocation of the Exchange at November 13, 2008.
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
The Company and its lender determined that the definition of the cash flow ratio covenant had been drafted improperly and therefore the lender and the Company executed an amendment (“Amendment No. 1”) to the New Senior Secured Revolving Credit Agreement in August 2007 which waived compliance of this ratio until the first quarter of 2008.
On April 17, 2008, the Company executed a second amendment (“Amendment No. 2”) to the New Senior Secured Revolving Credit Facilities. Amendment No. 2 modified certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and June 29, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to its New Senior Secured Revolving Credit Facility ( “Amendment No. 3”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. In addition, Amendment No. 3 terminated the cross-default provision described below as it relates to Holdco debt.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in Amendment No. 3 to the Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of December 28, 2008, there was $7,600 outstanding under the New Senior Secured Revolving Credit Facility and $5,060 outstanding under the New Senior Secured Letter of Credit Facility.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and coverage ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at December 28, 2008, as amended.
Senior Unsecured Credit Facility. In 2005 we entered into a $75,000 senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65,000 senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility. The total amount of term loans repaid was $10,000. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries.
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment to its New Senior Unsecured Credit Facility which provided a change in the interest rate from variable to a fixed rate of 12.5% and amended the Maximum Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period ending September 28, 2008 and thereafter and the Capital Expenditure covenant going forward.

As a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco, the Company’s parent. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
Our New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our Senior Secured Notes and the New Senior Secured Revolving Credit Facilities). The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at December 28, 2008.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 28, 2008, the principal amount outstanding on the mortgage was $591.
Interest rates for the Company’s long-term debt are shown in the following table:

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Senior Secured Notes due 2010	10.25%	10.00%
Senior Secured Revolving Credit Facilities	7.11 to 7.94%	7.02 to 8.00%
Senior Unsecured Credit Facility	12.50%	9.83%
Mortgage	9.28%	9.28%
Other	3.98 to 4.70%	6.45 to 7.75%
The maturity of long-term debt for the fiscal years succeeding December 28, 2008, is as follows:

		Unamortized
		Debt
	Principal	Discount	Total
2009	$8,313	$(14,732)	$(6,419)
2010	170,079	(3,683)	166,396
2011	87	—	87
2012	95	—	95
2013	104	—	104
Thereafter	155	—	155

	$178,833	$(18,415)	$160,418

7. Capitalization
Common Stock-Successor
The Company is authorized to issue 1,000 shares of common stock. At December 28, 2008 and December 30, 2007 there were 1,000 shares of common stock issued and outstanding.
Redeemable Preferred Stock-Predecessor
Prior to the Merger on August 20, 2006, the Company was authorized to issue 100,000 shares of Preferred Stock. Shares were issued upon approval of the board of directors and all outstanding shares of Preferred Stock were redeemable at any time at the option of the Company, subject to restrictions under certain debt covenants.
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
The liquidation preference on the Series A, Series B and Series C accreted at the stated rates on the liquidation preference value thereof; dividends (representing accreted liquidation preference) were to be paid from legally available funds, when and if declared by the board of directors. Dividends were payable only when and if declared, or upon a sale or liquidation of the Company or upon redemption of the applicable series of preferred stock. Accretion of the liquidation preference on the redeemable preferred stock was reflected as an increase in the preferred stock values and an increase in the accumulated deficit. Accretion of the liquidation preference on the Redeemable Preferred Stock during the two month and eight month Predecessor periods ended August 20, 2006 was $2,300 and $10,100, respectively. In the Predecessor periods, net loss attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduced net income attributable to common stockholders for the period.
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
In December 2006, the Board of Directors of Holdco (the “Board”), adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of Holdco’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. In January 2007, the Board issued stock options to certain members of management. These options vest 20% per year beginning August 16, 2007, with full vesting on August 16, 2011. Accelerated vesting of all outstanding options is triggered upon a change of control of the Company. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.
In conjunction with the Exchange, a 100:1 reverse stock split was effected immediately prior to the exchange related to Holdco common stock and all outstanding options to acquire Holdco stock. The reverse stock split reduced the number of outstanding options at November 13, 2008 from 62,750 to 630. The exercise price was adjusted accordingly from $81.50 per share to $8,150 per share. All disclosures related to the stock options have been presented as if the 100:1 reverse stock split had occurred as of the beginning of the periods for which the specific information is presented.
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
The Company utilizes comparator companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under Staff Accounting Bulletin No. 107, “Share-Based Payment”. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the years ended December 28, 2008 and December 30, 2007:

	Successor	Predecessor
	2008	2007
Weighted average fair value of grants	$3,942.64	$3,942.64
Risk-free interest rate	4.52%	4.52%
Expected volatility	42.28%	42.28%
Expected life in years	7.67	6.15

The following table summarizes stock option activity:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006 — Predecessor	—	—
Granted	808	$8,150
Exercised	—	—
Forfeited/expired	(9)	8,150

Outstanding at December 30, 2007 — Predecessor	799	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(169)	8,150

Outstanding at November 13, 2008 — Predecessor	630	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(300)	8,150

Outstanding at December 28, 2008 — Successor	330	$8,150

Vested and expected to vest at December 28, 2008	314	$8,150
Exercisable at December 28, 2008	129	$8,150
The Company recorded a net stock-based compensation credit of $28 during the Successor Period November 14, 2008 through December 28, 2008. The credit resulted from the reversal of compensation cost for unvested shares related to a termination of one of our executives during that period. The Company recorded $406 and $839 of stock-based compensation expense for the Predecessor Period from December 31, 2007 through November 13, 2008 and the Predecessor year ended December 30, 2007, respectively. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.
As of December 28, 2008, $1,638 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.7 years. At December 28, 2008, the aggregate intrinsic value of exercisable options was $0.
8. Income Taxes
Significant components of the income tax provision (benefit) consist of the following:

	Successor	Predecessor
	December 28,	November 13,	December 30,	December 31,	August 20,
	2008	2008	2007	2006	2006
Current:
Federal	$—	$28	$—	$—	$1,570
State	—	24	58	61	344

	—	52	58	61	1,914

Deferred:
Federal	—	—	(467)	(2,729)	(367)
State	—	—	(129)	(523)	(240)

	—	—	(596)	(3,252)	(607)

	—	—	(538)	(3,191)	1,307)
Change in valuation allowance	—	—	13,282	—	—

	$—	$52	$12,744	$(3,191)	$1,307

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	December 28,	December 30,
	2008	2007
Deferred tax assets:
Federal net operating loss carry-forwards	$—	$9,481
State net operating loss carry-forwards	—	1,805
Goodwill and other intangibles	24,808	4,398
Accrued expenses not currently deductible	6,470	3,394
Tax credit carry-forwards	—	592
Property and equipment basis difference	7,144	17,455
Deferred rent	72	1,006
Gift certificates and other deferred income	537	692
Unamortized debt premium	—	1,729
Deferred compensation	1,262	1,640
State taxes	1,872	—
Other	5,204	784

Total deferred tax assets	47,369	42,976

Deferred tax liabilities:
Prepaid expenses	(397)	(504)
Trademarks and other indefinite lived intangibles	(31,549)	(17,170)
Lease amortization	(12,732)	(10,279)
State taxes	—	(631)
Unamortized landlord allowance	(3,097)	(1,110)
Unamortized debt discount	(8,019)	—

Total deferred tax liabilities	(55,794)	(29,694)

Valuation allowance	(23,124)	(13,282)

Net deferred tax liability	$(31,549)	$—

Immediately prior to the Exchange, deferred tax assets and liabilities were $56,811 and $32,322, respectively, offset by a valuation allowance of $24,489. Approximately $3,000 of the change in deferred tax assets during 2007 was recorded as a reduction to goodwill, as it was related to the Merger.
The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Successor	Predecessor
	December 28,	December 30,	December 31,	August 20,
	2008	2007	2006	2006

Income tax at U.S. federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income tax, net of federal benefit	0.0	4.7	5.8	5.7
Valuation allowance	(13.0)	(123.0)	—	—
Non-deductible transaction costs	—	—	—	11.2
Impairment of goodwill and intangibles	(92.1)	—	—	—
Purchase accounting adjustment	71.2	—	—	—
Permanent true-ups	—	(33.3)	—	—
Other	(0.1)	(0.4)	(1.1)	(4.0)

Effective tax rate	(0.0)%	(118.0)%	38.7%	46.9%

In accordance with SFAS 109, net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The amount of deferred tax assets considered realizable was determined based on future reversals of existing taxable temporary differences and future taxable income, exclusive of reversing temporary differences and carry-forwards.
In evaluating future taxable income for valuation allowance purposes at December 28, 2008 and December 30, 2007 , the Company concluded that it was appropriate to consider income expected to be generated in 2009, 2010 and 2011. For the years ended December 28, 2008 and December 30, 2007, the Company recorded a valuation allowance of $23,124 and $13,282, respectively in accordance with SFAS 109.
In accordance with FAS 141, any changes regarding the realization of the acquired deferred tax assets which occur within the measurement period resulting from new information regarding facts and circumstances that existed at the date of the Exchange, then, to the extent there is a reduction in the valuation allowance, the benefit will reduce goodwill. All other reductions to the valuation allowance will benefit tax expense.

The Company files U.S. and State consolidated tax returns with Holdco. The Company uses the separate return method for allocating taxes to its separate financial statements. One exception to the separate return method used in the current year was the reduction of tax attributes as a result of the Exchange transaction that took place on November 13, 2008 at Holdco. Consolidated tax attributes belonging to the Company have been reduced to reflect their utilization under IRC Section 108. No tax expense was recorded as these tax attributes were previously offset by a full valuation allowance, which was, accordingly, reduced. The Company has not completed the full analysis of the impact of the Exchange, but has preliminarily concluded that, while there may be additional reductions of deferred tax assets as a result of the transaction, there should be no additional income tax expense due to the corresponding release of the valuation allowance. The Company expects to complete the analysis during 2009.
At December 28, 2008, the Company no longer had federal and state net operating loss carry-forwards for utilization against future taxable income. At December 30, 2007, the Company had a federal net operating loss carry-forward of $19,170 and state net operating loss carry-forward of $37,613, respectively, which would have started to expire beginning in 2021.
9. Fair Value Measurement
On December 31, 2007, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application was deferred for one year.
SFAS 157 established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

Level 1:	Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2:	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3:	Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to SFAS 157 and include in Level 3 all of those whose fair value is based on significant unobservable inputs.
We do not have any of financial assets and liabilities that we account for at fair value on a recurring basis. However, as a result of the Exchange, we completed a valuation of the Company as of November 13, 2008. The financial assets and liabilities that we accounted for at fair value by level within the fair value hierarchy:
Level 1: Quoted Prices in Active Markets
As of November 13, 2008, we revalued our senior secured notes by recording a discount of $19,950 against the carrying value of $105,000. This value was based upon quote market prices for recent trades of our senior secured notes. The discount is amortized to interest expense over the remaining life of the debt.

Level 2: Significant Other Observable Inputs
As of November 13, 2008, we revalued certain assets and liabilities through valuation models, including goodwill and property and equipment. The values recorded as of November 13, 2008 are included in Note 2.
In accordance with the provisions of FAS 142, goodwill and other intangibles assets were written down to fair value as a result of impairment charges of $163,196, which was included in earnings for the predecessor period of 2008.
In accordance with the provisions of FAS 144, certain long-lived assets were written down to fair value as a result of impairment charges of $5,151 recorded in earnings during the predecessor period of 2008.
Level 3: Significant Unobservable Inputs
As of November 13, 2008, trademarks and other intangible assets were revalued using a discounted cash flow analysis. The values recorded as of November 13, 2008 are included in Note 2.
10. Commitments and Contingencies
Leases
The Company leases restaurant and office facilities that have terms with expirations in 2009 through 2028. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Additionally, the Company leases several properties that are not being operated by the Company. Several of those properties are subleased.
The Company leases certain leasehold improvements and equipment under agreements that are classified as capital leases. The cost of assets under capital leases is included in the balance sheets as property and equipment and was $1,228 and $1,644 at December 28, 2008 and December 30, 2007, respectively. Accumulated amortization of these assets was $39 and $199 at December 28, 2008 and December 30, 2007, respectively. Amortization of assets under capital leases is included in depreciation expense. The amount of capital assets placed in service was $326 and $947 at December 28, 2008 and December 30, 2007.
The minimum annual lease commitment and subtenant income of the Company for the years succeeding December 28, 2008 is approximately as follows:

	Capital	Minimum		Net
	Lease	Lease	Sublease	Lease
	Obligations	Commitments	Income	Commitments
2009	$565	$41,389	$(678)	$41,276
2010	433	36,742	(505)	36,670
2011	269	32,234	(420)	32,083
2012	194	28,561	(345)	28,410
2013	29	23,740	(240)	23,529
Thereafter	304	89,004	(559)	88,749

Total minimum lease payments	1,794	$251,670	$(2,747)	$250,717

Less: Amount representing interest	(399)

Present value of net minimum capital lease payments	1,395
Less: Current maturities of capital lease obligations	(453)

Long-term capital lease obligations	$942

The Company is contingently liable for leases on sold or assigned premises for $1,925 as of December 28, 2008.
Some of the above leases provide for additional rentals based on a percentage of revenues. The following table summarizes the rental expense, percentage rent expense above minimum rent and net sublease income:

	Successor	Predecessor
	December 28,	November 13,	December 30,	December 31,	August 20,
	2008	2008	2007	2006	2006
Rental expense	$4,997	$41,935	$45,369	$14,893	$30,003
Percentage rent expense above minimum rent (included in rental expense)	198	1,926	2,164	907	1,755
Net sublease income	45	344	227	122	289

Purchase Obligations
In December 2007, the Company entered into an agreement with a certain vendor to purchase a minimum volume of product from December 1, 2007 through December 31, 2015, to be extended for any shortfall in purchases until such volume is met. The contract is based upon expiration date or volume, which ever occurs last. As of December 28, 2008, $1,177 had been purchased, representing 9.3% of the total contractual volume to be purchased throughout the life of the contract.
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
Self-Insurance
The Company is self-insured for most casualty losses up to certain stop-loss limits. The Company has accounted for its liabilities for these casualty losses and claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries. Management believes that it has recorded reserves for casualty losses at a level that has substantially mitigated the potential negative impact of adverse developments and/or volatility. Management believes that its calculation of casualty loss liabilities would not change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty claims, it is reasonably possible that the Company could experience changes in estimated casualty losses, which could be material to both quarterly and annual net income. Amounts estimated to be ultimately payable with respect to existing claims and an estimate for claims incurred but not reported under these programs have been accrued and are included in the accompanying consolidated balance sheets. Estimated liabilities related to the self-insured casualty losses were $15,619 and $15,479 as of December 28, 2008 and December 30, 2007, respectively.
The Company is also required to maintain collateral securing future payment under the self-insured retention insurance programs. As of December 28, 2008 and December 30, 2007, this collateral consisted of stand-by letters of credit of $16,892 and $18,674, respectively.
11. Related Party Transactions
Successor Transactions
As discussed in Note 6, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco, the Company’s parent. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
Several of our directors are employed by Farallon Capital Management, LLC (“Farallon”). Funds managed by Farallon are indirect stockholders of Holdco. Funds managed by Farallon hold an indirect interest in a shopping center from which we lease property for the operation of an Acapulco restaurant. Total payments in connection with our lease in 2008 were $414, of which approximately $103 is attributable to the Farallon funds’ indirect interest in the shopping center.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract has an initial term from March 1, 2009 to March 31, 2009 with three optional one month renewal terms through June 30, 2009. Prior to the end of the initial term, the Company may cancel the agreement with no fees due. The monthly fee of $190 will be recorded in general and administrative expense and will be paid in shares of Holdco common stock.

Predecessor Transactions
The Company has a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company prior to the Exchange. The Manager was paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company paid the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. In connection with the Exchange, the Management Agreement was terminated effective November 13, 2008, with the exception of certain provisions having to do with limitation of liability and indemnification, which will survive and continue in full force and effect. Expenses relating to the Management Agreement of $448, $500 and $174 were recorded as general and administrative expense in the Predecessor Period from December 31, 2007 to November 13, 2008, the Predecessor Year Ended December 30, 2007 and Predecessor Period from August 21, 2006 to December 31, 2006, respectively.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the senior secured notes), from and on behalf of RM Restaurant Holding Corp., its parent. In September 2006, the Company made a dividend distribution of $10,000 to RM Restaurant Holding, its parent, which was recorded as a reduction to retained earnings. A contribution of $1,743 was received from RM Restaurant Holding during 2007 related to a distribution to former stockholders of proceeds from the sale of land subsequent to the acquisition date, as specified in the Merger Agreement, and was recorded as additional paid in capital. The Company has also made subsequent additional distributions to and on behalf of RM Restaurant Holding Corp. in the amount of $5,399 and has recorded the distributions as a related party receivable. During 2007 and the predecessor period 2008, the Company received advances from RM Restaurant Holding totaling $8,036 and $2,000, respectively, which were recorded as a related party payable. During 2008, management determined that certain payments received from its parent during 2007 and the predecessor period of 2008 which had been recorded as intercompany payables should be recorded as capital contributions. As a result, a reclassification of $5,554 was recorded to reduce related party payables and increase additional paid in capital. The Company received an additional $335 from RM Restaurant Holding Corp. which was recorded as a capital contribution during the predecessor period of 2008. The Company had a net related party payable of $2,505 at December 30, 2007 and a net related party receivable of $3,591 at December 31, 2006. There was no outstanding balance at December 28, 2008.
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
12. Employee Benefit Plan
The Company is the sponsor for a defined contribution plan (401(k) plan) for qualified Company employees, as defined. Participants may contribute from 1% to 50% of pre-tax compensation, subject to certain limitations. The plan contains a provision that provides that the Company may make discretionary contributions. The Company has recorded contribution expense of $26, $207, $255, $93 and $159 during the 6 week Successor Period November 14, 2008 through December 28, 2008, the 46 week Predecessor Period from December 31, 2007 through November 13, 2008, the Predecessor Year ended December 30, 2007, the 19 week Predecessor Period from August 21, 2006 to December 31, 2006 and the 34 week Predecessor Period from December 26, 2005 to August 20, 2006, respectively.
13. Other Events
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

14. Condensed Consolidating Financial Statements
Pursuant to the notes accompanying Rule 3-10(f) of Regulation S-X, we have not provided the condensed consolidated financial statements of our subsidiaries guaranteeing our outstanding senior notes as (i) we have no independent assets or operations, (ii) the guarantees are full and unconditional, joint and several and (iii) we have no subsidiaries who are not subsidiary guarantors of our senior notes.
15. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 28, 2008 and December 30, 2007:

					Predecessor		Successor
	Predecessor	Predecessor		Predecessor	Period from		Period from
	13 weeks ended	13 weeks ended		13 weeks ended	September 29, 2008		November 14, 2008
	March 30,	June 29,		September 28,	to		to
	2008	2008		2008	November 13, 2008		December 28, 2008
Total revenues	$137,577	$152,528		$137,461	$68,863		$57,316
Operating income (loss)	$2,242	$(27,728)		$1,931	$(135,113)		$(20)
Net loss	$(2,204)	$(31,839	)(1)	$(1,080)	$(137,990	)(2)	$(4,103)

	Predecessor
	13 weeks ended	13 weeks ended	13 weeks ended	13 weeks ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
Total revenues	$138,511	$149,575	$142,510	$134,595
Operating income (loss)	$5,593	$7,813	$4,070	$(10,622)
Net income (loss)	$380	$2,973	$(591)	$(26,679	)(3)

(1)	Includes goodwill impairment of $34,000.

(2)	Includes goodwill impairment of $129,196.

(3)	Includes goodwill impairment charge of $10,000 and a deferred tax valuation allowance of $13,300.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of our 2008 fiscal year, we conducted an evaluation, under the supervision and with the participation of the principal executive and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based on this evaluation, our principal executive and financial officer concluded that, as of the end of our 2008 fiscal year, our disclosure controls and procedures are effective provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting is effective as of the end of our 2008 fiscal year.
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
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors, Executive Officers and Key Employees
As a result of the Exchange transaction, the composition of our Board of Directors has changed effective November 13, 2008. The following table sets forth certain information regarding the current board of directors, executive officers and other key employees of our Company:

Name	Age	Position
Steven Tanner	58	Interim Chief Executive Officer, Chief Financial Officer and Director
Carlos Angulo	47	President, Real Mex Foods, Inc.
Roberto (Pepe) Lopez	53	Executive Chef and Senior Vice President, Research and Development
Raymond Garcia	54	Senior Vice President of Operations — El Torito & Acapulco
Nicholas Mayer	46	Senior Vice President of Operations — Chevys
Steven K. Wallace	52	Senior Vice President of Human Resources
Anatoly Bushler	32	Director*+
Evan Geller	32	Director*+
Michael Linn	30	Director*+
Rajiv Patel	37	Director*+
Anthony Polazzi	33	Director*+
Douglas Tapley	36	Director*+

*	Member of our audit committee.

+	Member of our compensation committee.
Steven Tanner has been our Interim Chief Executive Officer and Director since December 2008 and Chief Financial Officer since January 2004. Before joining our Company, Mr. Tanner served as Chief Financial Officer at Sweet Factory during 2003, Executive Vice President and Chief Financial Officer for Pick Up Stix from 1997 to 2002 and Chief Financial Officer for In-N-Out Burger from 1991 to 1996. Mr. Tanner is a Certified Public Accountant and earned his bachelor’s degree in Accounting from the Brigham Young University.
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
Steven K. Wallace has been our Senior Vice President of Human Resources since 2003. Mr. Wallace joined the Company in the summer of 2001 as Vice President of Human Resources. Previously, Mr. Wallace worked with El Torito’s predecessor company for 11 years, plus he obtained operations experience with Marriott Hotels and Stouffer Restaurants. Mr. Wallace obtained a business degree from Santa Clara University and earned his Masters Degree in Human Resources at Chapman University. He also holds the Senior Professional in Human Resources (SPHR) certification from the Society for Human Resources Management.

Anatoly Bushler became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Bushler has served as an investment professional with Farallon Capital Management, LLC (“Farallon”), a private investment firm, since September 2004.
Evan Geller became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Geller has served as a principal with Kohlberg Kravis Roberts & Co. (“KKR”), a private investment firm, since July 2008. Prior to joining KKR, Mr. Geller served as Vice President at Lazard Freres, an investment banking firm, from June 2005 through June 2008. Prior to that, Mr. Geller served as an Associate with Banc of America Securities, an investment banking firm, from April 2004 to May 2005.
Michael Linn became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Linn is a managing director with Farallon, a private investment firm, and has been with Farallon since July 2002.
Rajiv Patel became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Patel is a managing member of Farallon, and has been with Farallon, a private investment firm, since August 1997. Mr. Patel is also a director of a private company.
Douglas Tapley became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Tapley has served as a principal with KKR since April 2006. Prior to joining KKR, Mr. Tapley served as Vice President at General Electric Commercial Finance, an commercial lending institution, from April 2002 through March 2006.
Anthony Polazzi became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Polazzi has served as principal of Sun Capital Partners, a private investment firm, since October 2003.
Audit Committee Financial Expert
The non-employee directors currently act as the Company’s Audit Committee. As the Board of Directors changed significantly in connection with the Exchange, the Board has not determined whether any of the directors would qualify as an Audit Committee Financial Expert. As a result, at this time, no member of our board of directors is an “Audit Committee Financial Expert.”
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
Annual Bonus Plan
We maintain an annual bonus plan that provides for annual incentive awards to be made to our senior management (including the Named Executive Officers) upon our Company’s attainment of pre-set annual EBITDA targets (as defined in the annual bonus plan). The amount of the annual award to each executive is based upon a percentage of the executive’s base salary. Awards are normally paid in cash in a lump sum following the completion of our Company’s audit for each plan year. To be eligible for a full share of the bonus, executives must be employed on the first day of the fiscal year, provided that under the plan we may adjust awards based on individual performance factors or special circumstances affecting our Company. In addition, pursuant to the annual bonus plan, senior management (including the Named Executive Officers) is entitled to receive additional annual incentive awards upon our Company’s exceeding the pre-set EBITDA target. The amount of the additional bonus pool is calculated based on a percentage of the amount by which EBITDA for the plan year exceeds the pre-set EBITDA target, with each eligible participant’s share being equal to a percentage of the additional bonus pool.
Stock Option Plan
We have a Non-Qualified Stock Option Plan (the “2006 Plan”) which was adopted by our Board of Directors in December 2006. 1,000 shares of our parent’s non-voting common stock are reserved for issuance upon exercise of stock options granted under the 2006 Plan. In January 2007, the Board of Directors issued stock options to certain members of management. These options vest 20% per year beginning August 16, 2007, with full vesting on August 16, 2011. Accelerated vesting of all outstanding options is triggered upon a change of control of the Company. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions. Shares above have been adjusted for the 100:1 reverse stock split effected in conjunction with the Exchange.
Employment Agreements
Mr. Frederick Wolfe served as our Chief Executive Officer until his resignation in December 2008. We entered into an executive employment agreement with Mr. Wolfe effective August 21, 2006, as amended and restated effective February 28, 2008. Under the employment agreement, Mr. Wolfe was entitled to a base salary of $473,000 per annum, or such greater amount as determined by the Board of Directors, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Wolfe was eligible to receive a bonus of up to 66 2/3% of his base salary. In addition, the employment agreement imposes non-competition, non-solicitation and confidentiality obligations on Mr. Wolfe. In connection with Mr. Wolfe’s departure from the Company and in addition to the payments provided by the Amended and Restated Executive Employment Agreement dated February 28, 2008 by and between Mr. Wolfe and the Company, the Company has entered into a Separation Agreement and General Release with Mr. Wolfe dated December 19, 2008 pursuant to which the Company has agreed (i) to pay Mr. Wolfe his annual salary of $473,000 for one year in installments to be paid on the dates that he normally received his salary and (ii) to pay the cost of Mr. Wolfe’s health insurance premiums for one year if he elects to continue his health insurance through COBRA. The salary continuation payments will be reduced by the amount of salary earned by Mr. Wolfe through employment during the year after his departure. Mr. Wolfe’s health insurance premiums will cease to be paid by the Company if Mr. Wolfe obtains health insurance through another employer during the year after his departure.
We entered into an executive employment agreement with Mr. Tanner effective February 28, 2008. Under the employment agreement, Mr. Tanner is entitled to a base salary of $296,587 per annum, or such greater amount as the Board of Directors shall determine, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Tanner is eligible to receive a bonus of up to 50% of his base salary. If Mr. Tanner’s employment is terminated by us without cause or by his resignation for “good reason,” he would be entitled to any unpaid previously awarded bonus and he would be entitled to severance payments equal in the aggregate to his annual base salary for a period of one year. The contract imposes non-competition, non-solicitation and confidentiality obligations on Mr. Tanner. The employment agreement with Mr. Tanner expires on January 1, 2012.

Compensation Committee Interlocks and Insider Participation
During the Predecessor Period of Fiscal Year 2008, all compensation decisions were approved by the Compensation Committee. As of November 13, 2008, the non-employee directors assumed the duties of the Compensation Committee on an ad hoc basis. None of the Company’s executive officers currently serve, or in the past have served, as a director or member of any compensation committee of another entity that has one or more executive officers serving on the Company’s Board of Directors.
Compensation Committee Report
The non-employee directors of the Board have discussed the Compensation Discussion and Analysis with management, and have recommended its inclusion in the Company’s Form 10-K. The non-employee directors are:
Anatoly Bushler,
Evan Geller,
Michael Linn,
Rajiv Patel,
Anthony Polazzi and
Douglas Tapley
Summary Compensation Table
The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for Fiscal Years 2008, 2007 and 2006 paid to our Named Executive Officers:

									Change in
									Pension Value
								Non-	and
								Equity	Nonqualified
						Restricted		Incentive	Deferred	All
Name and						Stock	Option	Plan	Compensation	Other
Principal Position	Year	Salary		Bonus	Other	Awards	Awards(2)	Compensation(5)	Earnings(1)	Compensation		Total
		($)		($)		(#)	(#)	($)	(#)	($)		($)
Frederick F. Wolfe	2008	549,513	(6)	—	*	—	150,832	—	—	—		700,345
former CEO, President and	2007	490,974		110,000	*	—	322,345	—	—	45,394	(3)	968,713
Director	2006	484,468		836,499	*	—	—	—	—	2,267,988	(3)	3,588,955
Steven Tanner	2008	296,587		—	*	—	86,371	—	—	—		382,958
Interim CEO, CFO and	2007	283,841		40,000	*	—	118,193	—	—	19,433	(3)	461,467
Director	2006	269,135		462,676	*	—	—	—	—	1,290,320	(3)	2,022,131
Carlos Angulo	2008	260,000		—	*	—	86,371	—	—	—		346,371
President	2007	244,600		40,000	*	—	118,193	—	—	20,281	(4)	423,074
Real Mex Foods, Inc.	2006	233,292		375,120	*	—	—	—	—	683,427	(4)	1,291,839
Roberto (Pepe) Lopez	2008	210,330		—	*	—	15,703	—	—	—		226,033
Executive Chef and	2007	209,309		25,000	*	—	21,490	—	—	7,606	(4)	263,405
Senior Vice President, R&D	2006	198,162		142,794	*	—	—	—	—	256,317	(4)	597,273
Raymond Garcia	2008	205,000		—	*	—	22,299	—	—	—		227,299
Senior Vice President,	2007	201,963		28,000	*	—	29,548	—	—	8,478	(4)	267,989
Operations — El Torito & Acapulco	2006	190,745		140,813	*	—	—	—	—	282,195	(4)	613,753
Steven K. Wallace,	2008	200,000		—	*	—	14,447	—	—	—		214,447
Senior Vice President	2007	204,781		23,000	*	—	18,803	—	—	5,071	(4)	251,655
of Human Resources	2006	186,506		135,944	*	—	—	—	—	170,878	(4)	493,328

*	Represents less than $50,000 or 10% of the total salary and bonus for the year indicated.

(1)	The Company does not have a pension plan and does not pay above market or preferential earnings on deferred compensation plans.

(2)	Represents compensation expense recorded related to options to acquire shares of RM Restaurant Holding, parent of the Company. These amounts do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. For a description of the assumptions used in calculating the fair value of the equity awards under SFAS No. 123 (R), see our financial statements “Notes to Consolidated Financial Statements”.

(3)	Amounts for Mr. Wolfe and Mr. Tanner include restricted stock award payments and the exercise of stock option awards related to the Merger.

(4)	Represents the exercise of stock option awards. No stock-based employee compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value as of the underlying common stock on the date of grant.

(5)	The Company does not have a Non-Equity Incentive Plan.

(6)	Mr. Wolfe resigned from his position as an executive officer of the Company in December 2008. His base salary includes $56,651 in accrued vacation paid upon termination. Mr. Wolfe’s severance package includes one year of salary and did not begin until January 2009.

Option Grants in Fiscal Year Ended December 28, 2008
None.
Outstanding Equity Awards at Year End
The following table provides information regarding outstanding stock options held by the Named Executive Officers at December 28, 2008. The number of options and exercise price have been adjusted to reflect the 100:1 reverse stock split effected in conjunction with the Exchange on November 13, 2008.

	Option/Warrant Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards					Unearned	Unearned
	Number of	Number of	Number of			Number of	Market	Shares	Shares
	Securities	Securities	Securities			Shares or	Value of	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Shares or	Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Unit That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested	Vested (#)	Vested
Fredrick F. Wolfe	—	—	—	—	—	—	—	—	—
Steven Tanner	44	66	—	8,150	8/16/2016	—	—	—	—
Carlos Angulo	44	66	—	8,150	8/16/2016	—	—	—	—
Roberto (Pepe) Lopez	8	12	—	8,150	8/16/2016	—	—	—	—
Raymond Garcia	11	17	—	8,150	8/16/2016	—	—	—	—
Steven K. Wallace	7	11	—	8,150	8/16/2016	—	—	—	—
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
Equity Compensation Plan Information
As of December 28, 2008, our parent’s common stock authorized for issuance under its Non-Qualified Stock Option Plan included 1,000 shares of non-voting common stock, of which 330 options to purchase such shares are outstanding, with a weighted average exercise price of $8,150 per share. The number of options and exercise price have been adjusted to reflect the 100:1 reverse stock split effected in conjunction with the Exchange on November 13, 2008.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of outstanding common stock and preferred stock of Real Mex Restaurants, Inc. as of March 27, 2009 by:
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
Number and Percent of Shares of
Stock of
Real Mex Restaurants, Inc.

Common Stock
	Shares	Percentage
Greater than 5% Stockholder
RM Restaurant Holding Corp.(1)	1,000	100.00
Named Executive Officers and Directors
Fredrick F. Wolfe	—	—
Steven Tanner	—	—
Carlos Angulo	—	—
Roberto (Pepe) Lopez	—	—
Raymond Garcia	—	—
Nicholas Mayer	—	—
Steven K. Wallace	—	—
Anatoly Bushler	—	—
Evan Geller	—	—
Michael Linn	—	—
Rajiv Patel	—	—
Anthony Polazzi	—	—
Douglas Tapley	—	—
All executive officers and directors as a group (13 persons)	—	—

(1)	RM Restaurant Holding Corp. is located at 5660 Katella Avenue, Cypress, California 90630.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Management Agreements
The Company has a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company prior to the Exchange. The Manager was paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA for such period. EBITDA is defined as (A) net income (or loss) after taxes of the Company and its direct and indirect subsidiaries on a consolidated basis (“Net Income”), plus (B) interest expense which has been deducted in the determination of Net Income, plus (C) federal, state and local taxes which have been deducted in determining Net Income, plus (D) depreciation and amortization expenses which have been deducted in determining Net Income, including without limitation amortization of capitalized transaction expenses incurred in connection with the transactions contemplated by the Merger plus (E) extraordinary losses which have been deducted in the determination of Net Income, plus (F) un-capitalized transaction expenses incurred in connection with the Merger, plus (G) all other non-cash charges, minus (H) extraordinary gains which have been included in the determination of Net Income. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company paid the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. In connection with the Exchange, the Management Agreement was terminated effective November 13, 2008, with the exception of certain provisions having to do with limitation of liability and indemnification, which will survive and continue in full force and effect. Expenses relating to the Management Agreement of $448, $500 and $174 were recorded as general and administrative expense in the Predecessor Period from December 31, 2007 to November 13, 2008, the Predecessor Year Ended December 30, 2007 and Predecessor Period from August 21, 2006 to December 31, 2006, respectively.
Other Related Party Transactions
As a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco, the Company’s parent. The New Senior Unsecured Credit Facility is now held by related parties to the Company.
Several of our directors are employed by Farallon Capital Management, LLC (“Farallon”). Funds managed by Farallon are indirect stockholders of Holdco. Funds managed by Farallon hold an indirect interest in a shopping center from which we lease property for the operation of an Acapulco restaurant. Total payments in connection with our lease in 2008 were $414, of which approximately $103 is attributable to the Farallon funds’ indirect interest in the shopping center.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract has an initial term from March 1, 2009 to March 31, 2009 with three optional one month renewal terms through June 30, 2009. Prior to the end of the initial term, the Company may cancel the agreement with no fees due. The monthly fee of $190 will be recorded in general and administrative expense and will be paid in shares of Holdco common stock.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the senior secured notes), from and on behalf of RM Restaurant Holding Corp., its parent. In September 2006, the Company made a dividend distribution of $10,000 to RM Restaurant Holding, its parent, which was recorded as a reduction to retained earnings. A contribution of $1,743 was received from RM Restaurant Holding during 2007 related to a distribution to former stockholders of proceeds from the sale of land subsequent to the acquisition date, as specified in the Merger Agreement, and was recorded as additional paid in capital. The Company has also made subsequent additional distributions to and on behalf of RM Restaurant Holding Corp. in the amount of $5,399 and has recorded the distributions as a related party receivable. During 2007 and the predecessor period 2008, the Company received advances from RM Restaurant Holding totaling $8,036 and $2,000, respectively, which were recorded as a related party payable. During 2008, management determined that certain payments received from its parent during 2007 and the predecessor period of 2008 which had been recorded as intercompany payables should be recorded as capital contributions. As a result, a reclassification of $5,554 was recorded to reduce related party payables and increase additional paid in capital. The Company received an additional $335 from RM Restaurant Holding Corp. which was recorded as a capital contribution during the predecessor period of 2008. The Company had a net related party payable of $2,505 at December 30, 2007 and a net related party receivable of $3,591 at December 31, 2006. There was no outstanding balance at December 28, 2008.
Director Independence
We are not listed on any national securities exchange and therefore are not subject to any listing standards for director independence. Because our directors are affiliated with stockholders of our parent company, they are not considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accounting Fees and Services
The Board of Directors approved the engagement of Grant Thornton LLP (“Grant”) to continue as our independent auditors to conduct the audit of our books and records for the fiscal year ending December 28, 2008, including required quarterly reviews. The following table shows the aggregate fees for professional services rendered during the last two fiscal years:

	Fiscal Year	Fiscal Year
	2008	2007
Audit Fees	$362,200	$372,000
Audit Related Fees	27,000	26,000
Tax Fees	—	116,900
All Other Fees	—	218,150

Total Fees	$389,200	$733,050

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
All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us, other than the services reported in the above categories, including fees for services rendered in connection with the Merger.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor
The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company’s business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. Pursuant to this authority, the Audit Committee has previously delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and required the Chair to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During Fiscal Year 2008 all of the services related to the audit or other fees described above were pre- approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) FINANCIAL STATEMENTS
The Consolidated Financial Statements are filed as part of this report under Item 8 Financial Statements and Supplementary Data.
•	Consolidated Balance Sheets — December 28, 2008 and December 30, 2007

•	Consolidated Statements of Operations — Successor Period November 14, 2008 to December 28, 2008, Predecessor Period December 31, 2007 to November 13, 2008, Predecessor Fiscal Year Ended December 30, 2007, Predecessor Period August 21, 2006 to December 31, 2006 and Predecessor Period December 26, 2005 to August 20, 2006

•	Consolidated Statements of Stockholders’ Equity — Successor Period November 14, 2008 to December 28, 2008, Predecessor Period December 31, 2007 to November 13, 2008, Predecessor Fiscal Year Ended December 30, 2007, Predecessor Period August 21, 2006 to December 31, 2006 and Predecessor Period December 26, 2005 to August 20, 2006

•	Consolidated Statements of Cash Flows — Successor Period November 14, 2008 to December 28, 2008, Predecessor Period December 31, 2007 to November 13, 2008, Predecessor Fiscal Year Ended December 30, 2007, Predecessor Period August 21, 2006 to December 31, 2006 and Predecessor Period December 26, 2005 to August 20, 2006

•	Notes to Consolidated Financial Statements — December 28, 2008 and December 30, 2007
(2) FINANCIAL STATEMENT SCHEDULE
The financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(3) EXHIBITS

EXHIBIT
NO.	DESCRIPTION
3.1	Third Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. (Filed herewith)

3.2	Amended and Restated Bylaws of Real Mex Restaurants, Inc. (Filed herewith)

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

10.2	Separation Agreement and General Release, dated December 19, 2008 by and between Real Mex Restaurants, Inc. and Frederick Wolfe (Filed herewith)

10.3
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

10.5
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
10.7
Amended and Restated Credit Agreement (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on October 6, 2006 and incorporated by reference herewith)

10.8
Limited Waiver, Consent and Amendment to Amended and Restated Credit Agreement dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 333-116310) on November 13, 2008 and incorporated by reference herewith)

10.9
Amended and Restated Credit Agreement (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on February 2, 2007 and incorporated by reference herewith)

10.10
Amendment No. 2 to Credit Agreement dated April 17, 2008. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2008 and incorporated by reference herewith)

10.11
Limited Waiver, Consent and Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 333-116310) on November 13, 2008 and incorporated by reference herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

14.1
Code of Ethics adopted by the Company on February 7, 2007 (Filed with the Securities and Exchange Commission as Exhibit 14.1 to the Company’s Annual Report on Form 10-K on March 20, 2007 and incorporated by reference herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive and Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive and Chief Financial Officer. (Filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL MEX RESTAURANTS, INC.

	By:	/s/ Steven Tanner

Steven Tanner
Date: March 27, 2009		Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Tanner

Steven Tanner	Interim Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Financial Officer and Accounting Officer)	March 27, 2009

/s/ Kathleen Burkett

Kathleen Burkett	Controller	March 27, 2009

/s/ Anatoly Bushler

Anatoly Bushler	Director	March 27, 2009

/s/ Evan Geller

Evan Geller	Director	March 27, 2009

/s/ Michael Linn

Michael Linn	Director	March 27, 2009

/s/ Rajiv Patel

Rajiv Patel	Director	March 27, 2009

/s/ Anthony Polazzi

Anthony Polazzi	Director	March 27, 2009

/s/ Douglas Tapley

Douglas Tapley	Director	March 27, 2009

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
3.1	Third Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc. (Filed herewith)

3.2	Amended and Restated Bylaws of Real Mex Restaurants, Inc. (Filed herewith)

10.2	Separation Agreement and General Release, dated December 19, 2008 by and between Real Mex Restaurants, Inc. and Frederick Wolfe (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive and Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive and Chief Financial Officer. (Filed herewith)