Form 10-K/A
period 2008-12-28
Real Mex Restaurants, Inc.
filed 2009-04-02
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of March 29, 2009, Real Mex Restaurants, Inc. had outstanding 1,000 shares of Common Stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, filed with the Securities and Exchange Commission on March 30, 2009 (the “Original Filing”) is being filed to correct a typographical error appearing in the content of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Notes to Consolidated Financial Statements.” The error appears in the fourth paragraph on page 23 and the fifth paragraph on page 42 of the Original Filing. The final sentences in these paragraphs indicate that $5.1 million was outstanding under the New Senior Secured Letter of Credit Facility at December 28, 2008, but have been corrected to indicate that $5.1 million remained available under the New Senior Secured Letter of Credit Facility at December 28, 2008. Additionally, corrections have been made for immaterial typographical errors within Item 6, “Selected Financial Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Except as described above, no other changes have been made to the Original Filing. We have not updated the information contained herein for events occurring subsequent to the filing date of the Original Filing. New certifications of our principal executive and financial officer are included as exhibits to this amendment.

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

	Successor	Predecessor
	November	December	Fiscal	August	December
	14, 2008 to	31, 2007 to	Year	21, 2006 to	26, 2005 to	Predecessor
	December	November	Ended	December	August	Fiscal Year Ended
	28, 2008	13, 2008	2007	31, 2006	20, 2006	2005(4)		2004
	(in thousands)
Statement of Operations Data:
Restaurant revenues	$52,448	$456,587	$523,352	$179,630	$351,591	$510,013		$314,157
Other revenue	4,571	37,110	38,164	11,094	18,358	20,532		10,787
Total revenues	57,316	496,429	565,191	192,098	372,552	534,296		326,810
Cost of sales	14,255	123,878	140,824	46,883	87,388	127,126		80,839
Labor	21,210	178,962	199,843	67,729	125,748	186,390		118,888
Direct operating and occupancy expense	14,886	133,337	148,088	51,127	94,422	140,648		76,760
Total operating costs	50,351	436,177	488,755	165,739	307,558	454,164		276,487
General and administrative expenses	3,219	25,726	31,718	11,414	18,893	28,346		17,725
Depreciation and amortization	3,750	21,724	23,961	10,323	12,230	18,498		11,837
Goodwill impairment	—	163,196	10,000	—	—	—		—
Operating (loss) income	(19)	(158,668)	6,854	3,379	18,150	31,433		20,299
Interest expense	4,108	16,407	19,326	10,481	16,005	22,973		12,528
Debt termination costs	—	—	—	—	—	—		4,677
(Loss) income before income tax provision	(4,103)	(173,061)	(10,802)	(8,238)	2,787	8,677		4,546
Net (loss) income	(4,103)	(173,113)	(23,546)	(5,047)	1,480	13,386		13,616
Redeemable preferred stock accretion	—	—	—	—	(10,126)	(14,583)		(11,862)
Net (loss) income attributable to common stockholders(1)	$(4,103)	$(173,113)	$(23,546)	$(5,047)	$(8,646)	$(1,197)		$1,754
Balance Sheet Data:
Cash and cash equivalents	2,099		2,323	2,710		14,871		10,690
Property and equipment, net	110,505		96,179	90,802		82,592		36,589
Total assets	298,328		434,455	447,135		310,889		186,951
Total debt(2)	161,813		186,187	183,905		182,031		106,503
Total stockholders’ equity	23,044		163,113	184,077		50,584		29,849
Other Financial Data:
Capital expenditures	$736		$34,404	$23,545		$23,408		$9,982
Ratio of earnings to fixed charges(3)	—		—	—		1.2	x	1.2	x

(1)	Net (loss) income attributable to common stockholders includes the effect of the accretion of the liquidation preference on the redeemable preferred stock which reduces net income or increases net loss attributable to common stockholders for the relevant periods through August 20, 2006.

(2)	Total debt includes long-term debt, obligations under capital leases and unamortized debt premium/discount.

(3)	For purposes of calculating the ratio of earnings to fixed charges, earnings consist of net income before income taxes plus fixed charges. Fixed charges consist of interest expense on all indebtedness, plus one-third of rental expense (the portion deemed representative of the interest factor). For periods with a net loss before income taxes, this calculation is not performed since the ratio is not meaningful.

(4)	Includes the results of Chevys since January 12, 2005, the date of acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

	Successor (1)	Predecessor (1)
	November	December	Fiscal	August	December
	14, 2008 to	31, 2007 to	Year	21, 2006 to	26, 2005 to
	December	November	Ended	December	August
	28, 2008	13, 2008	2007 (5)	31, 2006	20, 2006
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.9	25.0	24.9	24.4	23.5
Labor	37.0	36.0	35.4	35.3	33.8
Direct operating and occupancy expense	26.0	26.9	26.2	26.6	25.3
Total operating costs	87.8	87.9	86.5	86.3	82.6
General and administrative expense	5.6	5.2	5.6	5.9	5.1
Depreciation and amortization	6.5	4.4	4.2	5.4	3.3
Goodwill impairment	—	32.9	1.8	—	—
Operating (loss) income	—	(32.0)	1.2	1.8	4.9
Interest expense	7.2	3.3	3.4	5.5	4.3
(Loss) income before income tax provision	(7.2)	(34.9)	(1.9)	(4.3)	0.7
Net (loss) income	(7.2)	(34.9)	(4.2)	(2.6)	0.4

(1)	When combined, Fiscal Years 2008 and 2007 are comprised of 52 weeks and Fiscal Year 2006 is comprised of 53 weeks.

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
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $14.9 million in Successor 2008 and $133.3 million in Predecessor 2008, compared to $148.1 million in Predecessor 2007. The overall decrease was less than $0.1 million or 0.1%. As a percentage of total revenues, direct operating and occupancy expense was 26.0% in Successor 2008 and 26.9% in Predecessor 2008 compared to 26.2% in Predecessor 2007. The increase as a percent of total revenues in Predecessor 2008 was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed or take time to adjust for the reduction in sales.
General and Administrative Expense. General and administrative expense was $3.2 million in Successor 2008 and $25.7 million in Predecessor 2008 as compared to $31.7 million in Predecessor 2007. The overall decrease of $2.8 million or 8.7% was primarily due to lower salary expense associated with position eliminations during Predecessor 2008. As a percentage of total revenues, general and administrative expense was flat at 5.6% in Successor 2008 and decreased to 5.2% in Predecessor 2008 compared to 5.6% in Predecessor 2007. The increase from Predecessor 2008 to Successor 2008 resulted from the decrease in comparable sales for Successor 2008, as noted above, plus accrued severance of $0.5 million related to the resignation of our CEO in December 2008.
Depreciation and Amortization. Depreciation and amortization expense was $3.8 million in Successor 2008 and $21.7 million in Predecessor 2008 as compared to $24.0 million in Predecessor 2007. The overall increase of $1.5 million or 6.3% was primarily due to depreciation on the assets of new restaurants. In addition, in conjunction with the Exchange, we revalued our assets, which resulted in an increase in property and equipment of $18.7 million at November 13, 2008, resulting in additional depreciation in Successor 2008 of $0.8 million. As a percentage of total revenues, depreciation and amortization increased to 6.5% in Successor 2008 and 4.4% in Predecessor 2008 from 4.2% in Predecessor 2007.
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
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $148.1 million in Predecessor 2007 as compared to $51.1 million in Predecessor 2006-2 and $94.4 million in Predecessor 2006-1. The overall increase was $2.5 million or 1.7%. Direct operating and occupancy expense as a percentage of sales of 26.2% was a decrease versus direct operating and occupancy expense of 26.6% in Predecessor 2006-2 and an increase versus direct occupancy and operating expense of 25.3% in Predecessor 2006-1 primarily due to an increase in expenditures for advertising and promotion and increases in property taxes, common area maintenance expense and rent expense in Predecessor 2007.
General and Administrative Expense. General and administrative expense was $31.7 million in Predecessor 2007 as compared to $11.4 million in Predecessor 2006-2 and $18.9 million in Predecessor 2006-1. The overall increase of $1.4 million or 4.7% was primarily due to higher salaried labor expense combined with higher insurance expense and stock-based compensation expense related to options issued during Predecessor 2007. General and Administrative expense as a percentage of sales decreased to 5.6% in Predecessor 2007 from 5.9% in Predecessor Fiscal Year 2006-2 and increased from 5.1% in Predecessor 2006-1.
Depreciation and Amortization. Depreciation and amortization expense was $24.0 million in Predecessor 2007 as compared to $10.3 million in Predecessor 2006-2 and $12.2 million in Predecessor 2006-1. The overall increase was $1.4 million or 6.2%. As a percentage of total revenues, depreciation and amortization was 4.2% in Predecessor 2007 as compared to 5.4% in Predecessor 2006-2 and 3.3% in Predecessor 2006-1. The increase to 4.2% in Predecessor 2007 from 4.0% in the combined Predecessor Year 2006 was due to the increase in the depreciable basis of furniture, fixtures and equipment to fair market value and net favorable lease asset and unfavorable lease liability amortization required under purchase accounting rules due to the Merger on August 21, 2006 and depreciation on the assets of new restaurants.
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
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in Amendment No. 3 to the Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of December 28, 2008, there was $7.6 million outstanding under the New Senior Secured Revolving Credit Facility. As of December 28, 2008, there was $5.1 million available under the New Senior Secured Letter of Credit Facility.
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
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in Amendment No. 3 to the Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of December 28, 2008, there was $7,600 outstanding under the New Senior Secured Revolving Credit Facility. As of December 28, 2008, there was $5,060 available under the New Senior Secured Letter of Credit Facility.
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

REAL MEX RESTAURANTS, INC.

	By:	/s/ Steven Tanner

Steven Tanner
Date: April 2, 2009		Interim Chief Executive Officer

EXHIBIT INDEX
Documents filed as a part of this Amendment:

EXHIBIT
NO.	DESCRIPTION
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive and Chief Financial Officer. (Filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive and Chief Financial Officer. (Filed herewith)