Form 10-Q
period 2009-03-29
Real Mex Restaurants, Inc.
filed 2009-05-12
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
(562)-346-1200
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 26, 2009, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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
These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission, including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 28, 2008. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.
Unless otherwise provided in this report, references to “we”, “us”, “our” and “Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	March 29,	December 28,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,235	$2,099
Trade receivables, net	10,343	9,102
Other receivables	226	873
Inventories	12,273	13,563
Deferred compensation plan assets	171	1,848
Prepaid expenses and other current assets	6,438	7,253
Current portion of favorable lease asset, net	5,863	5,902

Total current assets	37,549	40,640

Property and equipment, net	104,158	110,505
Goodwill, net	43,398	43,200
Trademarks and other intangibles	68,900	68,900
Deferred charges	1,104	1,404
Favorable lease asset, less current portion, net	23,945	25,382
Other assets	8,280	8,297

Total assets	$287,334	$298,328

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$25,680	$23,198
Accrued self-insurance reserves	15,512	15,619
Accrued compensation and benefits	11,282	16,216
Other accrued liabilities	19,124	15,426
Current portion of long-term debt	745	8,313
Current portion of capital lease obligations	426	453

Total current liabilities	72,769	79,225

Long-term debt, less current portion	155,768	152,105
Capital lease obligations, less current portion	843	942
Deferred tax liabilities	31,549	31,549
Unfavorable lease liability, less current portion, net	7,905	8,445
Other liabilities	4,147	3,018

Total liabilities	272,981	275,284

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at March 29, 2009 and December 28, 2008	—	—
Additional paid-in capital	27,403	27,147
Accumulated deficit	(13,050)	(4,103)

Total stockholder’s equity	14,353	23,044

Total liabilities and stockholder’s equity	$287,334	$298,328

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended
	Successor	Predecessor
	March 29,	March 30,
	2009	2008

Revenues:
Restaurant revenues	$117,413	$127,487
Other revenues	10,406	9,337
Franchise revenues	673	753

Total revenues	128,492	137,577

Costs and expenses:
Cost of sales	31,110	34,060
Labor	47,616	50,473
Direct operating and occupancy expense	34,699	36,542
General and administrative expense	6,722	7,843
Depreciation and amortization	8,137	6,078
Pre-opening costs	—	338

Operating income	208	2,243

Other income (expense):
Interest expense	(9,220)	(4,617)
Other income (expense), net	71	189

Total other expense, net	(9,149)	(4,428)

Loss before income tax provision	(8,941)	(2185)

Income tax provision	6	17

Net loss	$(8,947)	$(2,202)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	Successor	Predecessor
	March 29,	March 30,
	2009	2008

Operating activities
Net loss	$(8,947)	$(2,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,234	5,511
Amortization of:
Favorable lease asset and unfavorable lease liability, net	903	567
Debt discount/(premium)	3,683	(293)
Deferred financing costs	300	315
Loss on disposal of property and equipment	8	74
Stock-based compensation expense	66	97
Non-cash consulting expense	190	—
Changes in operating assets and liabilities:
Trade and other receivables	(594)	(1,502)
Inventories	1,290	121
Deferred compensation plan assets	1,677	640
Prepaid expenses and other current assets	815	1,485
Related party receivable	—	2,211
Deferred charges, net	—	11
Other assets	17	(107)
Accounts payable and accrued liabilities	1,753	6,008
Other liabilities	1,128	4,165

Net cash provided by operating activities	9,523	17,101

Investing activities
Additions to property and equipment	(1,540)	(6,057)
Exchange transaction costs	(198)	—
Net proceeds from disposal of property	65	—

Net cash used in investing activities	(1,673)	(6,057)

Financing activities
Net repayment under revolving credit facility	(7,200)	(11,000)
Payments on long-term debt agreements and capital lease obligations	(514)	(89)

Net cash used in financing activities	(7,714)	(11,089)

Net increase (decrease) in cash and cash equivalents	136	(45)

Cash and cash equivalents at beginning of period	2,099	2,323

Cash and cash equivalents at end of period	$2,235	$2,278

Supplemental disclosure of cash flow information
Interest paid	$1,250	$2,007

Income taxes paid	$6	$17

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 29, 2009
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., (together with its subsidiaries, the “Company”) is a Delaware corporation which is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”), operated 189 restaurants as of March 29, 2009, of which 155 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. Real Mex Restaurants, Inc.’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2009 is December 27, 2009 and in 2008 was December 28, 2008. The accompanying consolidated balance sheets present the Company’s financial position as of March 29, 2009 and December 28, 2008. The accompanying consolidated statements of operations and cash flows present the 13 week quarters ended March 29, 2009 and March 30, 2008. The Company prior to November 14, 2008 is referred to as the “Predecessor” and after November 13, 2008 is referred to as the “Successor”.
The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly-owned subsidiaries. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC in our annual report on Form 10-K for the year ended December 28, 2008. We believe that the disclosures included in our accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with our consolidated financial statements and notes thereto included in the our annual report on Form 10-K. The accompanying consolidated balance sheet as of December 28, 2008 has been derived from our audited financial statements.
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
The Exchange was accounted for by Holdco under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Holdco then applied push-down accounting to the Company as of November 13, 2008. As no cash consideration was exchanged, the Company completed a valuation to determine the value of the equity exchanged, the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Exchange. The allocation of the purchase price is a preliminary estimate as the determination of the fair market values of the assets acquired and the liabilities assumed has not been finalized, primarily with respect to income taxes. The Company attributes the goodwill associated with the Exchange to the historical financial performance and the anticipated future performance of the Company’s operations. As this was a non-cash transaction, it was excluded from the statement of consolidated cash flows.

The following table presents the allocation to the assets acquired and liabilities assumed based on their estimated fair values as determined by the valuation of the Company as of November 13, 2008 (in thousands):

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
3. Intangible Assets
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Exchange:

	March 29,	December 28,
	2009	2008
Trademarks	$55,900	$55,900
Franchise agreements	13,000	13,000

	$68,900	$68,900

4. Long-Term Debt
Long-term debt consists of the following:

	March 29,	December 28,
	2009	2008
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt discount	(14,732)	(18,415)
Senior Secured Revolving Credit Facility	400	7,600
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	574	591
Other	271	642

	156,513	160,418
Less current portion	(745)	(8,313)

	$155,768	$152,105

Senior Secured Notes due 2010. Interest on our senior secured registered notes (“Senior Secured Notes”) accrues at a rate of 10.25% per annum. The interest rate increased from the stated rate of 10.00% to 10.25% on April 1, 2008. The increase to 10.25% resulted from us exceeding the capital expenditure limit in fiscal year 2007 under the indenture governing the Senior Secured Notes and as a result we were required to pay a 0.25% increase from the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the Senior Secured Notes or indenture. Interest is payable semiannually on April 1 and October 1 of each year. Our Senior Secured Notes are guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our Senior Secured Notes. All of the subsidiary guarantors are 100% owned by the Company and such guarantees are full and unconditional and joint and several, and the Company has no independent assets or operations outside of the subsidiary guarantors. Our Senior Secured Notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the Senior Secured Notes indenture at March 29, 2009.
We can redeem our Senior Secured Notes at any time, with a prepayment penalty of 2.5% until March 31, 2009 and thereafter may redeem at par. No redemptions occurred on or before March 31, 2009. We are required to offer to redeem our Senior Secured Notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in asset sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our Senior Secured Notes.
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
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in Amendment No. 3 to the Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of March 29, 2009, there was $400 outstanding under the New Senior Secured Revolving Credit Facility. As of March 29, 2009, the Company had $14,600 and $4,870 available under the New Senior Secured Revolving Credit Facility and the New Senior Secured Letter of Credit Facility, respectively.
The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at March 29, 2009, as amended.
Senior Unsecured Credit Facility. In 2005 the Company entered into a $75,000 senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65,000 senior unsecured credit facility (the “ New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10,000. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries.
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
Our New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our Senior Secured Notes and the New Senior Secured Revolving Credit Facilities). The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at March 29, 2009.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 29, 2009, the principal amount outstanding on the mortgage was $573.
Interest rates for the Company’s long-term debt are shown in the following table:

	March 29,	December 28,
	2009	2008
Senior Secured Notes due 2010	10.25%	10.25%
Senior Secured Revolving Credit Facilities	6.12 to 7.68%	7.11 to 7.94%
Senior Unsecured Credit Facility	12.50%	12.50%
Mortgage	9.28%	9.28%
Other	4.70%	3.98 to 4.70%
5. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At March 29, 2009 and December 28, 2008, there were 1,000 shares of common stock authorized, issued and outstanding.
Stock Option Plans
In December 2006, the Board of Directors of Holdco (the “Board”), adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of Holdco’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. Options vest 20% per year according to the schedule specified in each option agreement. Accelerated vesting of all outstanding options is triggered upon a change of control of Holdco. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.
In conjunction with the Exchange, a 100:1 reverse stock split was effected immediately prior to the exchange related to Holdco common stock and all outstanding options to acquire Holdco stock. The reverse stock split reduced the number of options reserved for issuance from 100,000 to 1,000 and outstanding options from 62,750 to 630 at November 13, 2008. The exercise price was adjusted accordingly from $81.50 per share to $8,150 per share. All disclosures related to the stock options have been presented as if the 100:1 reverse stock split had occurred as of the beginning of the periods for which the specific information is presented.
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
The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under Staff Accounting Bulletin 107, “Share-Based Payment”. The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for the three months ended March 29, 2009:

Weighted average grant date fair value	$4
Risk-free interest rate	4.52%
Expected volatility	42.28%
Expected life in years	7.42

The following table summarizes the stock option activity as of and for the three months ended March 29, 2009:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 28, 2008	330	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	—	8,150

Outstanding at March 29, 2009	330	$8,150

Vested and expected to vest at March 29, 2009	316	$8,150
Exercisable at March 29, 2009	129	$8,150
The Company recorded $66 of stock-based compensation expense for the three months ended March 29, 2009, which is included in general and administrative expense on the consolidated statements of operations. As of March 29, 2009, $643 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.4 years. At March 29, 2009, the aggregate intrinsic value of exercisable options was $0.
6. Related Party Transactions
Succcessor Transactions
As discussed in Note 4, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
Several of our directors are employed by Farallon Capital Management, LLC (“Farallon”). Funds managed by Farallon are indirect stockholders of Holdco. Funds managed by Farallon hold an indirect interest in a shopping center from which we lease property for the operation of an Acapulco restaurant. Total payments in connection with our lease during the quarter ended March 29, 2009 were $27, of which approximately $7 is attributable to the Farallon funds’ indirect interest in the shopping center.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract has an initial term from March 1, 2009 to March 31, 2009 with three optional one month renewal terms through June 30, 2009. The first monthly fee of $190 was recorded in general and administrative expense during the quarter ended March 29, 2009 and will be paid in shares of Holdco common stock. The Company subsequently exercised renewal terms for the months of April and May 2009.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the senior secured notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at March 29, 2009 or December 30, 2008.
Predecessor Transactions
The Company had a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company prior to the Exchange transaction. The Manager was paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA, as defined in the Management Agreement, for such period. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company paid the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. In connection with the Exchange, the Management Agreement was terminated effective November 13, 2008, with the exception of certain provisions having to do with limitation of liability and indemnification, which will survive and continue in full force and effect. Expenses relating to the Management Agreement of $125 were recorded as general and administrative expense during the quarter ended March 30, 2008.

7. Impact of Recently Issued Accounting Principles
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. The adoption of SFAS 141R had no effect on our consolidated financial statements; however, the effect is dependent upon whether the company makes any future acquisitions and the specifics of those acquisitions.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008. Implementation of this staff position in the first quarter of fiscal 2009 did not have any impact on our consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends SFAS No. 157, “Fair Value Mesurements,” to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. FAS 157-4 to have a material effect on its consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP 115-2 to have a material effect on its financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP 107-1/28-1 to have a material effect on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of March 29, 2009, we operated 189 restaurants, 155 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our three major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005 and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.
El Torito, El Torito Grill (including Sinigual), Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate eight additional restaurant locations, which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; Sinigual; and Who ·Song & Larry’s.
In 2008, we opened five restaurants, including our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 included one El Torito and two Chevys restaurants in California. Due to the current downturn in the economy, we do not expect to open any new restaurants in 2009 and do not plan to resume new restaurant openings until the economy shows signs of recovery.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended March 29, 2009 and March 30, 2008 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of March 29, 2009, we had 182 restaurants that met this criterion.
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
For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Note 3 of the Consolidated Financial Statements in our report on Form 10-K filed for the fiscal year ended December 28, 2008.
Results of Operations
The discussion of and the results of operations are based on the 13 week periods (“first quarter”) ended March 29, 2009 and March 30, 2008.
Our operating results for the 13 week periods ended March 29, 2009 and March 30, 2008 are expressed as a percentage of total revenues below:

	13 Weeks Ended
	Successor	Predecessor
	March 29, 2009	March 30, 2008
Total revenues	100.0%	100.0%
Cost of sales	24.2	24.8
Labor	37.1	36.7
Direct operating and occupancy expense	27.0	26.6
Total operating costs	88.3	88.0
General and administrative expense	5.2	5.7
Depreciation and amortization	6.3	4.4
Pre-opening costs	—	0.2
Operating income	0.2	1.6
Interest expense	7.2	3.4
(Loss) income before tax provision	(7.0)	(1.6)
Net (loss) income	(7.0)	(1.6)
Thirteen weeks ended March 29, 2009 compared to the thirteen weeks ended March 30, 2008
Total Revenues. Total revenues decreased by $9.1 million, or 6.6%, to $128.5 million in the first quarter of 2009 from $137.6 million in the first quarter of 2008 due to a $10.1 million decrease in restaurant revenues and a $0.1 million decrease in royalty and franchise fees, partially offset by a $1.1 million increase in other revenues. The decrease in restaurant revenues was primarily due to comparable store sales decreases of 9.1% partially offset by a net two store increase in restaurant count in the first quarter of 2009 as compared with the first quarter of 2008. The increase in other revenues was primarily due to an increase in sales to outside customers by Real Mex Foods, Inc., our distribution and manufacturing subsidiary.
Cost of Sales. Total cost of sales of $31.1 million in the first quarter of 2009 decreased $3.0 million or 8.7% as compared to the first quarter of 2008. As a percentage of total revenues, cost of sales decreased to 24.2% for the first quarter of 2009 from 24.8% for the first quarter of 2008. This decrease was due to restaurant revenue declines combined with lower commodity costs.
Labor. Labor costs of $47.6 million in the first quarter of 2009 decreased by $2.9 million or 5.7% as compared to the first quarter of 2008 primarily due to adjustments in staffing as a result of the decrease in restaurant revenue. As a percentage of total revenues, labor costs increased to 37.1% in the first quarter of 2009 from 36.7% in the first quarter of 2008 primarily due to the fixed nature of some components of labor expense. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance.

Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $34.7 million in the first quarter of 2009 decreased $1.8 million or 5.0% versus the first quarter of 2008 primarily due to lower maintenance and cleaning expense combined with lower advertising expense as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. Direct operating and occupancy expense as a percentage of sales increased to 27.0% in the first quarter of 2009 from 26.6% in the first quarter of 2008.
General and Administrative Expense. General and administrative expense of $6.7 million in the first quarter of 2009 decreased by $1.1 million or 14.3% as compared to the first quarter of 2008 primarily due to lower labor expense as a result of a reduction in headcount to minimize the impact of lower restaurant revenues. General and administrative expense as a percentage of sales decreased to 5.2% in the first quarter of 2009 from 5.7% in the first quarter of 2008.
Depreciation and amortization. Depreciation and amortization expense of $8.1 million in the first quarter of 2009 increased $2.1 million or 33.9% as compared to the first quarter of 2008 primarily due to depreciation on the assets of new restaurants combined with the revaluation of tangible and intangible assets in conjunction with the Exchange. As a percentage of total revenues, depreciation and amortization increased to 6.3% in the first quarter of 2009 from 4.4% in the first quarter of 2008.
Interest Expense. Interest expense of $9.2 million in the first quarter of 2009 increased $4.6 million or 99.7% as compared to the first quarter of 2008. This increase is primarily due to amortization of the discount on our senior secured notes recorded in conjunction with the Exchange, with total amortization of $3.7 million recorded as interest expense in the first quarter of 2009. Prior to the Exchange, a premium was amortized as a reduction to interest expense, with $0.3 million in amortization in the first quarter of 2008. As a percentage of total revenues, interest expense increased to 7.2% in the first quarter of 2009 from 3.4% in the first quarter of 2008.
Income tax provision. The Company has recorded a valuation allowance against our deferred tax assets and as a result, no income tax benefit was recorded during the first quarter of 2009 or the first quarter of 2008. The provisions recorded of less than $0.1 million during the first quarter of 2009 and first quarter of 2008 represent various state taxes incurred.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at March 29, 2009, including obligations under capital leases and unamortized debt discount, was $157.8 million, and we had $14.6 million of revolving credit availability under our $15.0 million New Senior Secured Revolving Credit Facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our New Senior Secured Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our New Senior Secured Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. As discussed below, our senior secured notes and senior unsecured credit facility each mature in 2010 and we will need additional financing to meet this obligation. Also, we may need to refinance all or a portion of our indebtedness on or before maturity. We are currently evaluating our options to raise the necessary funds. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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

Operating Activities. We had net cash provided by operating activities of $9.5 million for the quarter ended March 29, 2009 compared with net cash provided by operating activities of $17.1 million for the quarter ended March 30, 2008. The decrease in cash provided by operating activities was primarily attributable to smaller increases in accounts payable, other accrued liabilities and other liabilities in the first quarter of 2009 compared to the first quarter of 2008. The change in accounts payable and other accrued liabilities is primarily a result of decreases in trade payables due to management’s focus on controlling costs in order to minimize the impact of lower restaurant revenues. The change in other liabilities is primarily due to decreases in deferred income related to vendor rebates and landlord contributions.
Investing Activities. We had net cash used in investing activities, comprised primarly of additions to property and equipment, of $1.7 million and $6.1 million for the quarters ended March 29, 2009 and March 30, 2008 respectively. The decrease in additions primarily results from no construction for new restaurants during 2009, combined with management’s focus on controlling costs in order to minimize the impact of lower restaurant revenues.
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
Financing Activities. We had net cash used in financing activities of $7.7 million and $11.1 million in the quarters ended March 29, 2009 and March 30, 2008, respectively. In both periods the activity primarily relates to the repayment of outstanding borrowings on the revolving credit facility, with outstanding borrowings of $0.4 million at March 29, 2009 and no outstanding borrowings at March 30, 2008.
Debt and Other Obligations
Senior Secured Notes due 2010. Our $105.0 million senior secured registered notes (“Senior Secured Notes”) mature on April 1, 2010. We will need additional financing in order to meet our obligation to pay the Senior Secured Notes at maturity. Interest on our Senior Secured Notes accrues at a rate of 10.25% per annum. The interest rate increased from the stated rate of 10.00% to 10.25% on April 1, 2008. The increase to 10.25% resulted from us exceeding the capital expenditure limit in Fiscal Year 2007 under the indenture governing the Senior Secured Notes and as a result were required to pay a 0.25% increase from the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the Senior Secured Notes or indenture. Interest is payable in arrears semiannually on April 1 and October 1 of each year. Our Senior Secured Notes are guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our Senior Secured Notes. All of the subsidiary guarantors are 100% owned by the Company and such guarantees are full and unconditional and joint and several, and the Company has no independent assets or operations outside of the subsidiary guarantors. Our Senior Secured Notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our New Senior Secured Revolving Credit Facilities. The indenture governing our Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to our ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of our subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of our assets, and transfer and sell assets. The covenant that limits our incurrence of indebtedness requires that, after giving effect to any such incurrence of indebtedness and the application of the proceeds thereof, our fixed charge coverage ratio as of the date of such incurrence will be at least 2.50 to 1.00. The indenture defines consolidated fixed charge coverage ratio as the ratio of Consolidated Cash Flow (as defined therein) to Fixed Charges (as defined therein). The Company was in compliance with all specified financial and other covenants under the Senior Secured Notes indenture at March 29, 2009.
We can redeem our Senior Secured Notes at any time, with a prepayment penalty of 2.50% until March 31, 2009 and thereafter may redeem at par. No redemptions occurred on or before March 31, 2009. We are required to offer to redeem our Senior Secured Notes under certain circumstances involving a change of control. Additionally, if we or any of our domestic restricted subsidiaries engage in asset sales, we generally must either invest the net cash proceeds from such sales in our business within 360 days, prepay the indebtedness obligations under our New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of our Senior Secured Notes.

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
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as set forth in Amendment No. 3 to the Amended and Restated Credit Agreement. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7.4 million under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of March 29, 2009, there was $0.4 million outstanding under the New Senior Secured Revolving Credit Facility. As of March 29, 2009, the Company had $14.6 million and $4.9 million available under the New Senior Secured Revolving Credit Facility and the New Senior Secured Letter of Credit Facility, respectively.
The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, sell assets, engage in transactions with affiliates and effect a consolidation or merger. This agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. The Company was in compliance with all specified financial and other covenants under the New Senior Secured Revolving Credit Facilities at March 29, 2009, as amended.

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
Our New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits our and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to our Senior Secured Notes and the New Senior Secured Revolving Credit Facilities). The Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility at March 29, 2009.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 29, 2009, the principal amount outstanding on the mortgage was $0.6 million.
Interest rates for the Company’s long-term debt are shown in the following table:

	March 29,	December 28,
	2009	2008
Senior Secured Notes due 2010	10.25%	10.25%
Senior Secured Revolving Credit Facilities	6.12 to 7.68%	7.11 to 7.94%
Senior Unsecured Credit Facility	12.50%	12.50%
Mortgage	9.28%	9.28%
Other	4.70%	3.98 to 4.70%
Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.7%. As of March 29, 2009, the principal amount due relating to capital lease obligations was $1.3 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,500 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.
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

Management continually seeks ways to mitigate the impact of inflation on our business.We believe that our current practice of maintaining operating margins through a combination of periodic menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices is our most effective tool for dealing with inflation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in foreign exchange rates and interest rates.
We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in 2009 and 2008 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of March 29, 2009, we had borrowings of $0.4 million outstanding under our New Senior Secured Revolving Credit Facilities. A hypothetical 10% fluctuation in interest rates as of March 29, 2009, would result in an after tax reduction of less than $0.1 million in earnings on an annualized basis, with a minimal impact on cash flow.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the record period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Item 1A. Risk Factors
No material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.		Description

31.1	*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.
Dated: May 12, 2009	By:	/s/ Richard E. Rivera
Richard E. Rivera
President & Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 12, 2009	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith.