Form 10-Q
period 2009-06-28
Real Mex Restaurants, Inc.
filed 2009-08-12
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
(562) 346-1200
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 27, 2009, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

Real Mex Restaurants, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	4

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	24

PART II OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

SIGNATURE	27

Exhibit 3.1
Exhibit 3.2
Exhibit 3.3
Exhibit 3.4
Exhibit 3.5
Exhibit 3.6
Exhibit 3.7
Exhibit 3.8
Exhibit 3.9
Exhibit 3.10
Exhibit 3.11
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD-LOOKING STATEMENTS
This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” or “could” or words or phrases of similar meaning. They may relate to, among other things: our liquidity and capital resources; legal proceedings and regulatory matters involving our Company; food-borne illness incidents; increases in the cost of ingredients; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other casual dining restaurants; our ability to expand; and anticipated growth in the restaurant industry and our markets.
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
Unless otherwise provided in this report, references to “we,” “us,” “our” and “Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	June 28,	December 28,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,957	$2,099
Trade receivables, net	9,580	9,102
Other receivables	268	873
Inventories	12,624	13,563
Deferred compensation plan assets	242	1,848
Prepaid expenses and other current assets	7,232	7,253
Current portion of favorable lease asset, net	5,793	5,902

Total current assets	39,696	40,640

Property and equipment, net	98,275	110,505
Goodwill, net	43,730	43,200
Trademarks and other intangibles	68,900	68,900
Deferred charges	2,856	1,404
Favorable lease asset, less current portion, net	22.541	25,382
Other assets	8,494	8,297

Total assets	$284,492	$298,328

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$21,135	$23,198
Accrued self-insurance reserves	15,484	15,619
Accrued compensation and benefits	14,630	16,216
Other accrued liabilities	17,458	15,426
Current portion of long-term debt	1,272	8,313
Current portion of capital lease obligations	404	453

Total current liabilities	70,383	79,225

Long-term debt, less current portion	159,431	152,105
Capital lease obligations, less current portion	742	942
Deferred tax liabilities	31,549	31,549
Unfavorable lease liability, less current portion, net	7,375	8,445
Other liabilities	4,155	3,018

Total liabilities	273,635	275,284

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at June 28, 2009 and December 28, 2008	—	—
Additional paid-in capital	28,042	27,147
Accumulated deficit	(17,185)	(4,103)

Total stockholder’s equity	10,857	23,044

Total liabilities and stockholder’s equity	$284,492	$298,328

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008

Revenues:
Restaurant revenues	$124,408	$140,305	$241,821	$267,792
Other revenues	10,804	11,369	21,210	20,706
Franchise revenues	712	854	1,385	1,607

Total revenues	135,924	152,528	264,416	290,105

Costs and expenses:
Cost of sales	32,504	37,672	63,614	71,732
Labor	49,958	53,272	97,574	103,745
Direct operating and occupancy expense	34,516	38,571	69,215	75,113
General and administrative expense	5,979	7,886	12,701	15,729
Depreciation and amortization	8,108	6,235	16,245	12,313
Pre-opening costs	—	997	—	1,335
Goodwill Impairment	—	34,000	—	34,000
Impairment of property and equipment	216	1,623	216	1,623

Operating income (loss)	4,643	(27,728)	4,851	(25,485)

Other income (expense):
Interest expense	(9,017)	(4,621)	(18,237)	(9,238)
Other income (expense), net	239	510	310	699

Total other expense, net	(8,778)	(4,111)	(17,927)	(8,539)

Loss before income tax provision	(4,135)	(31,839)	(13,076)	(35,024)

Income tax provision	—	—	6	17

Net loss	$(4,135)	$(31,839)	$(13,082)	$(34,041)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	Successor	Predecessor
	June 28,	June 29,
	2009	2008
Operating activities
Net loss	$(13,082)	$(34,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,440	11,190
Amortization of:
Favorable lease asset and unfavorable lease liability, net	1,805	1,123
Debt discount/(premium)	7,366	(586)
Deferred financing costs	558	641
Goodwill impairment	—	34,000
Loss (gain) on disposal of property and equipment	18	(30)
Impairment of property and equipment	216	1,623
Stock-based compensation expense	135	226
Non-cash consulting expense	760	—
Changes in operating assets and liabilities:
Trade and other receivables	127	(1,480)
Inventories	939	(1,799)
Deferred compensation plan assets	1,606	557
Prepaid expenses and other current assets	21	636
Related party receivable	—	85
Deferred charges, net	(180)	19
Other assets	(335)	(229)
Accounts payable and accrued liabilities	(2,932)	3,878
Other liabilities	1,136	3,935

Net cash provided by operating activities	12,598	19,748

Investing activities
Additions to property and equipment	(3,082)	(14,047)
Exchange transaction costs	(393)	—
Net proceeds from disposal of property	65	39

Net cash used in investing activities	(3,410)	(14,008)

Financing activities
Net repayment under revolving credit facility	(7,600)	(9,000)
Borrowings under long-term debt agreements	1,572	980
Payments on long-term debt agreements and capital lease obligations	(1,302)	(222)
Payments of financing costs	—	(100)
Capital contributions from Parent	—	2,562

Net cash used in financing activities	(7,330)	(5,780)

Net increase (decrease) in cash and cash equivalents	1,858	(40)

Cash and cash equivalents at beginning of period	2,099	2,323

Cash and cash equivalents at end of period	$3,957	$2,283

Supplemental disclosure of cash flow information
Interest paid	$9,064	$9,213

Income taxes paid	$6	$17

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 28, 2009
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”). The Company operated 189 restaurants as of June 28, 2009, of which 155 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. Real Mex Restaurants, Inc.’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2009 is December 27, 2009 and in 2008 was December 28, 2008. The accompanying consolidated balance sheets present the Company’s financial position as of June 28, 2009 and December 28, 2008. The accompanying consolidated statements of operations and cash flows present the 26 week periods ended June 28, 2009 and June 29, 2008. Prior to November 14, 2008, the Company is referred to as the “Predecessor” and after November 13, 2008, the Company is referred to as the “Successor.”
The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly-owned subsidiaries. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Certain information and footnote disclosures normally included in consolidated financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of the Company’s accounting policies and other financial information is included in its audited consolidated financial statements as filed with the SEC in its annual report on Form 10-K for the year ended December 28, 2008. The Company believes that the disclosures included in its accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with its consolidated financial statements and notes thereto included in the its annual report on Form 10-K. The accompanying consolidated balance sheet as of December 28, 2008 has been derived from its audited financial statements. In the opinion of management, the accompanying consolidated financial statements contain all the adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented.
Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Exchange Agreement
Effective November 13, 2008, RM Restaurant Holding Corp. (“Holdco”), the Company’s parent, owned substantially by an affiliate of Sun Capital Partners (“Sun Capital”), and each of Holdco’s existing lenders executed an agreement to exchange Holdco’s then outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of Holdco (the “Exchange”). Immediately prior to the Exchange, Holdco effected a 100:1 reverse stock split of its common stock, and after the exchange, the immediately post-split existing holders retained 5.5% of the shares of Holdco common stock. Immediately after the Exchange, no stockholder, together with its affiliates, owned more than 50% of the capital stock of Holdco. Affiliates of Sun Capital remain stockholders of Holdco.
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
3. Intangible Assets
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Exchange:

	June 28,	December 28,
	2009	2008
Trademarks	$55,900	$55,900
Franchise agreements	13,000	13,000

	$68,900	$68,900

4. Long-Term Debt
Long-term debt consists of the following:

	June 28,	December 28,
	2009	2008
Senior Secured Notes due 2010	$105,000	$105,000
Senior Secured Notes unamortized debt discount	(11,049)	(18,415)
Senior Secured Revolving Credit Facility	—	7,600
Senior Unsecured Credit Facility	65,000	65,000
Mortgage	556	591
Other	1,196	642

	160,703	160,418
Less current portion	(1,272)	(8,313)

	$159,431	$152,105

Senior Secured Notes due 2010. Interest on the Company’s senior secured registered notes (“Senior Secured Notes”) accrues at a rate of 10.25% per annum. The interest rate increased temporarily from the stated rate of 10.00% to 10.25% on April 1, 2008. The increase to 10.25% resulted from the Company exceeding the capital expenditure limit in fiscal year 2007 under the indenture governing the Senior Secured Notes, and as a result, the Company was required to pay a 0.25% increase from the stated rate. Exceeding the capital expenditure limit did not constitute a default with respect to the Senior Secured Notes or indenture. Interest is payable semiannually on April 1 and October 1 of each year. The Company’s Senior Secured Notes are guaranteed on a senior secured basis by all of its present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing its Senior Secured Notes. All of the subsidiary guarantors are 100% owned by the Company and such guarantees are full and unconditional and joint and several. The Company has no independent assets or operations outside of the subsidiary guarantors. The Company’s Senior Secured Notes and related guarantees are secured by substantially all of its domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under its New Senior Secured Revolving Credit Facilities. The indenture governing the Company’s Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions, including but not limited to, the Company’s ability to incur additional indebtedness, make capital expenditures, pay dividends, redeem stock or make other distributions, issue stock of its subsidiaries, make certain investments or acquisitions, grant liens on assets, enter into transactions with affiliates, merge, consolidate or transfer substantially all of the Company’s assets, and transfer and sell assets. The Company was in compliance with all specified financial and other covenants under the Senior Secured Notes indenture at June 28, 2009.
The Company can redeem its Senior Secured Notes at any time, with a prepayment penalty of 2.5% until March 31, 2009, and thereafter may redeem at par. The Company is required to offer to redeem its Senior Secured Notes under certain circumstances involving a change of control. Additionally, if the Company or any of its domestic restricted subsidiaries engage in asset sales, the Company generally must either invest the net cash proceeds from such sales in its business within 360 days, prepay the indebtedness obligations under its New Senior Secured Revolving Credit Facility or certain other secured indebtedness or make an offer to purchase a portion of its Senior Secured Notes.
As a result of the Exchange and under purchase accounting rules requiring fair value measurement, the Company recorded $19,950 of unamortized debt discount as a reduction of debt related to its Senior Secured Notes, as the fair market value of the debt on the Exchange date was less than its carrying value. The discount is amortized to interest expense over the remaining life of the debt.
See Note 9 for the subsequent refinancing of the Company’s Senior Secured Notes during the third quarter of 2009.
Senior Secured Revolving Credit Facilities. In 2004, the Company entered into an amended and restated revolving credit agreement providing for $30,000 of senior secured credit facilities. The revolving credit agreement included a $15,000 letter of credit facility and a $15,000 revolving credit facility that could be used for letters of credit.
On October 5, 2006, the Company entered into a new amended and restated revolving credit facility, pursuant to which the existing $15,000 revolving credit facility and $15,000 letter of credit facility, was increased to a $15,000 revolving credit facility (the “Old Senior Secured Revolving Credit Facility”) and a $25,000 letter of credit facility (the “Old Senior Secured Letter of Credit Facility,” together with the Old Senior Secured Revolving Credit Facility, the “Old Senior Secured Revolving Credit Facilities”), maturing on October 5, 2008, pursuant to which the lenders agreed to make loans to the Company and its subsidiaries (all of the proceeds of which were to be used for working capital purposes) and issue letters of credit on behalf of the Company and its subsidiaries.
On January 29, 2007, the Company entered into a Second Amended and Restated Credit Agreement, pursuant to which the Old Senior Secured Revolving Credit Facilities were refinanced with a new agent and administrative agent, General Electric Capital Corporation, and a new $15,000 revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and $25,000 letter of credit facility (the “New Senior Secured Letter of Credit Facility,” together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009, were put into place, pursuant to which the lenders agreed to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries.
The Company and its lender determined that the definition of the cash flow ratio covenant had been drafted improperly and therefore, the lender and the Company executed an amendment (“Amendment No. 1”) to the Second Amended and Restated Credit Agreement in August 2007 which waived compliance of this ratio until the first quarter of 2008.

On April 17, 2008, the Company executed a second amendment (“Amendment No. 2”) to the Second Amended and Restated Credit Agreement. Amendment No. 2 modified certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and June 29, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to the Second Amended and Restated Credit Agreement ( “Amendment No. 3”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. In addition, Amendment No. 3 terminated the cross-default provision described below as it relates to Holdco debt.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly-owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as defined in Amendment No. 3. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of June 28, 2009, the Company had $7,681 available under the New Senior Secured Letter of Credit Facility and $15,000 available under the New Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At June 28, 2009 the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
See Note 9 for the subsequent amendment to the Second Amended and Restated Credit Agreement during the third quarter of 2009.
Senior Unsecured Credit Facility. In 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65,000 senior unsecured credit facility (the “New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full any term loans outstanding under the Old Senior Unsecured Credit Facility and not continued on the restatement date. The total amount of term loans repaid was $10,000. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries.
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment to its New Senior Unsecured Credit Facility, which provided a change in the interest rate from variable to a fixed rate of 12.5% and amended the Maximum Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period ending September 28, 2008 and thereafter, as well as the Capital Expenditure covenant going forward.
As a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco, the Company’s parent. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.

The Company’s New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Senior Secured Notes and the New Senior Secured Revolving Credit Facilities). At June 28, 2009, the Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility, as amended.
See Note 9 for the subsequent amendment and restatement of the New Senior Unsecured Credit Facility during the third quarter of 2009.
Mortgage. In 2005, concurrent with an acquisition, the Company assumed an $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments consisting of principal and interest through April 2015. As of June 28, 2009, the principal amount outstanding on the mortgage was $556.
Interest rates for the Company’s long-term debt are shown in the following table:

	June 28,	December 28,
	2009	2008
Senior Secured Notes due 2010	10.25%	10.25%
Senior Secured Revolving Credit Facilities	5.98 to 7.68%	7.11 to 7.94%
Senior Unsecured Credit Facility	12.50%	12.50%
Mortgage	9.28%	9.28%
Other	3.58 to 4.70%	3.98 to 4.70%
5. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At June 28, 2009 and December 28, 2008, there were 1,000 shares of common stock authorized, issued and outstanding.
Stock Option Plans
In December 2006, the Board of Directors of Holdco adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of Holdco’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. Options vest 20% per year according to the schedule specified in each option agreement. Accelerated vesting of all outstanding options is triggered upon a change of control of Holdco. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.
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
The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise, under Staff Accounting Bulletin 107, “Share-Based Payment.” No options were granted during the three and six months ended June 28, 2009.

The following table summarizes the stock option activity and balances as of and for the six months ended June 28, 2009:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 28, 2008	330	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at June 28, 2009	330	$8,150

Vested and expected to vest at June 28, 2009	319	$8,150
Exercisable at June 28, 2009	129	$8,150
The Company recorded $66 and $135 of stock-based compensation expense for the three and six months ended June 28, 2009, respectively, and $129 and $226 for the three and six months ended June 29, 2008, respectively, which is included in general and administrative expense on the consolidated statements of operations. As of June 28, 2009, $517 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.4 years. At June 28, 2009, the aggregate intrinsic value of exercisable options was $0.
6. Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2010 at June 28, 2009 is par, or $105,000, as a result of the announcement during June 2009 related to the refinancing transaction discussed in Note 9. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.
7. Related Party Transactions
Successor Transactions
As discussed in Note 4, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
Several of our directors are employed by Farallon Capital Management, LLC (“Farallon”). Funds managed by Farallon are indirect stockholders of Holdco. Funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease for the six months ended June 28, 2009 were $27, of which approximately $7 is attributable to the Farallon funds’ indirect interest in the shopping center.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract has a monthly fee of $190 with an initial term from March 1, 2009 to March 31, 2009 and three optional one month renewal terms through June 30, 2009, each of which was exercised. Fees of $760 were recorded in general and administrative expense during the six months ended June 28, 2009 and reflected as non-cash consulting expense on the consolidated statement of cash flows. The fees will be paid in shares of Holdco common stock, resulting in an increase in additional paid in capital for the Company. The Company subsequently extended the contract through the month of July.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the senior secured notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at June 28, 2009 or December 30, 2008.

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
8. Impact of Recently Issued Accounting Principles
Recently Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. The adoption of SFAS 141R had no effect on the Company’s consolidated financial statements. However, the effect is dependent upon whether the Company makes any future acquisitions and the specifics of those acquisitions.
In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142 and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008. Implementation of this staff position in the first quarter of fiscal 2009 did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 amends SFAS No. 157, “Fair Value Measurements,” to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP No. FAS 157-4 did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 whether recognized or not recognized in the Company’s financial statements and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. As a result of the adoption of FSP 107-1 and APB 28-1, the Company added the required interim disclosures in Note 6 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 28, 2009. The Company evaluated for subsequent events through August 11, 2009, the issuance date of the Company’s financial statements.
New Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. SFAS 168 is not intended to change GAAP. However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its future financial statements.
9. Subsequent Events
Senior Secured Notes
On July 7, 2009 (the “Closing Date”), the Company completed an offering of $130,000 aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “Notes”), which are guaranteed (the “Guarantees”) by Holdco and all of the Company’s existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee.
Prior to July 1, 2011, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of our equity interests. Prior to July 1, 2011, the Company may also redeem some or all of the Notes at a “make-whole” premium. On or after July 1, 2011, the Company may redeem some or all of the Notes at 100% of the Notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, the Company must, subject to certain exceptions, offer to repay the notes with 75% of the Excess Cash Flow (as defined in the Indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Company’s Second Amended and Restated Credit Facility, as amended, governing the Company’s New Senior Secured Credit Facilities, the Company will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will only be released to the Company to repay borrowings under the New Senior Secured Revolving Credit Facilities or to make an excess cash flow offer.
If the Company undergoes a change of control, the Company will be required to make an offer to each holder to repurchase all or a portion of their Notes at 101% of their principal amount, plus accrued and unpaid interest up to the date of purchase. If the Company sells assets outside the ordinary course of business and the Company does not use the net proceeds for specified purposes, the Company may be required to use such net proceeds to repurchase the Notes at 100% of their principal amount, together with accrued and unpaid interest up to the date of repurchase.

The terms of the Indenture generally limit the Company’s ability and the ability of the Company’s restricted subsidiaries to, among other things: (i) make certain investments or other restricted payments; (ii) incur additional debt and issue preferred stock; (iii) create or incur liens on assets to secure debt; (iv) incur dividends and other payment restrictions with regard to restricted subsidiaries; (v) transfer, sell or consummate a merger or consolidation of all, or substantially all, of the Company’s assets; (vi) enter into transactions with affiliates; (vii) change the Company’s line of business; (viii) repay certain indebtedness prior to stated maturities; (ix) pay dividends or make other distributions on, redeem or repurchase, capital stock or subordinated indebtedness; (x) engage in sale and leaseback transactions; or (xi) issue stock of subsidiaries.
The Notes and the Guarantees are secured by a second-priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding equity interests of each of the Company’s domestic subsidiaries. The Notes have not been registered under the Securities Act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement, pursuant to which the Company and the Guarantors have agreed for the benefit of the holders of the Notes to file with the SEC and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for an issue of the Company’s senior secured notes with terms identical to the Notes in all material respects. In addition, the Company has agreed to file, in certain circumstances, a shelf registration statement covering resales of the Notes. If the registration statements required by the registration rights agreement are not filed and declared effective on or prior to the dates specified in the agreement or the exchange offer is not consummated, the Company is subject to liquidated damages in an amount and for the time periods specified in the agreement.
The net proceeds from the issuance of the Notes was used to refinance a portion of the existing indebtedness, including repayment of the Company’s $105,000 Senior Secured Notes and to pay fees and expenses in connection therewith.
Senior Secured Revolving Credit Facilities
In connection with the offering of the Notes, the Company entered into Amendment No. 4 (the “Amendment No. 4”) to the Second Amended and Restated Credit Agreement. Amendment No. 4 extends the term of the New Senior Secured Revolving Credit Facilities to July 1, 2012 and modifies certain financing covenants. Interest on the outstanding borrowings under the New Senior Secured Revolving Credit Facility will be based on the ninety-day LIBOR, plus 7.0%, with a ninety-day LIBOR floor of 2.0%, and fees on the letters of credit issued thereunder will accrue at a rate of 4.5% per annum.
Senior Unsecured Credit Facility
In connection with the offering of the Notes, the Company entered into a Second Amended and Restated Credit Agreement governing the Company’s New Senior Unsecured Credit Facility, by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch, pursuant to which the principal balance of the existing unsecured loan owing by the Company under the New Senior Unsecured Credit Facility, as amended, was reduced from $65,000 to $25,000 through (i) the assumption by Holdco of $25,000 of such unsecured debt and (ii) the exchange by a lender under the New Senior Unsecured Credit Facility, as amended, of $15,000 of such unsecured debt for $4,583 aggregate principal amount of Notes. Interest will accrue at an annual rate of 16.5% and will be payable quarterly; provided that (i) such interest will be payable in kind for the first four quarters following the Closing Date and (ii) thereafter will be payable in a combination of cash and in kind. The term of the Company’s credit facility was extended to July 1, 2013 and certain covenants were modified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of June 28, 2009, we operated 189 restaurants, 155 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.
El Torito, El Torito Grill (including Sinigual), Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate ten additional restaurant locations, which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; Sinigual; and Who ·Song & Larry’s.
In 2008, we opened five restaurants, including our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 included one El Torito and two Chevys restaurants in California. Due to the current downturn in the economy, we do not expect to open any new restaurants in 2009.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended June 28, 2009 and June 29, 2008 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of June 28, 2009, we had 182 restaurants that met this criterion.
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
Results of Operations
The discussion of and the results of operations are based on three and six months ended June 28, 2009 and June 29, 2008.
Our operating results for the three and six months ended June 28, 2009 and June 29, 2008 are expressed as a percentage of total revenues below:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.9	24.7	24.1	24.7
Labor	36.8	34.9	36.9	35.8
Direct operating and occupancy expense	25.4	25.3	26.2	25.9
Total operating costs	86.1	84.9	87.1	86.4
General and administrative expense	4.4	5.2	4.8	5.4
Depreciation and amortization	6.0	4.1	6.1	4.2
Pre-opening costs	—	0.7	—	0.5
Goodwill impairment	—	22.3	—	11.7
Operating income (loss)	3.4	(18.2)	1.8	(8.8)
Interest expense	6.6	3.0	6.9	3.2
Loss before tax provision	(3.0)	(20.9)	(4.9)	(11.7)
Net loss	(3.0)	(20.9)	(4.9)	(11.7)
Three months ended June 28, 2009 compared to the three months ended June 29, 2008
Total Revenues. Total revenues decreased by $16.6 million, or 10.9%, to $135.9 million in the second quarter of 2009 from $152.5 million in the second quarter of 2008, due to a $15.9 million decrease in restaurant revenues, combined with a $0.6 million decrease in other revenues and a $0.1 million decrease in royalty and franchise fees. The decrease in restaurant revenues was primarily due to comparable store sales decreases of 12.1% in the quarter. The decrease in other revenues was primarily due to a decrease in sales to outside customers by Real Mex Foods, including a decrease in distribution sales of $1.8 million, partially offset by an increase in manufacturing sales of $1.1 million.
Cost of Sales. Total cost of sales of $32.5 million in the second quarter of 2009 decreased $5.2 million, or 13.7%, as compared to the second quarter of 2008. As a percentage of total revenues, cost of sales decreased to 23.9% in the second quarter of 2009 from 24.7% in the second quarter of 2008. This decrease was primarily due to restaurant revenue declines combined with lower commodity costs, specifically cheese, dairy, beef and poultry.

Labor. Labor costs of $50.0 million in the second quarter of 2009 decreased by $3.3 million, or 6.2%, as compared to the second quarter of 2008, primarily due to adjustments in staffing as a result of the decrease in restaurant revenue, combined with lower casualty and health insurance expenses in the second quarter of 2009. As a percentage of total revenues, labor cost increased to 36.8% in the second quarter of 2009 from 34.9% in the second quarter of 2008, primarily due to the fixed nature of some components of labor expense. Payroll and benefits remain subject to inflation and government regulation; especially wage rates currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $34.5 million in the second quarter of 2009 decreased $4.1 million, or 10.5%, versus the second quarter of 2008, primarily due to lower advertising, utilities and maintenance and cleaning expenses in the second quarter of 2009 as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. Direct operating and occupancy expense as a percentage of sales increased to 25.4% in the second quarter of 2009 from 25.3% in the second quarter of 2008.
General and Administrative Expense. General and administrative expense of $6.0 million in the second quarter of 2009 decreased by $1.9 million, or 24.2%, as compared to the second quarter of 2008, primarily due to lower labor expense as a result of a reduction in headcount to minimize the impact of lower restaurant revenues. General and administrative expense as a percentage of sales decreased to 4.4% in the second quarter of 2009 from 5.2% in the second quarter of 2008.
Depreciation and amortization. Depreciation and amortization expense of $8.1 million in the second quarter of 2009 increased $1.9 million, or 30.0%, as compared to the second quarter of 2008, primarily due to depreciation on the assets of new restaurants combined with the revaluation of tangible and intangible assets in conjunction with the Exchange (as defined in Note 2 to the consolidated financial statements). As a percentage of total revenues, depreciation and amortization increased to 6.0% in the second quarter of 2009 from 4.1% in the second quarter of 2008.
Goodwill Impairment. A non-cash goodwill impairment charge of $34.0 million was recorded during the second quarter of 2008 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No impairment was recognized by the Company during the second quarter of 2009.
Interest Expense. Interest expense of $9.0 million in the second quarter of 2009 increased $4.4 million, or 95.1%, as compared to the second quarter of 2008. This increase was primarily due to the amortization of the discount on our senior secured notes recorded in conjunction with the Exchange, with total amortization of $3.7 million recorded as interest expense in the second quarter of 2009. Prior to the Exchange, a premium was amortized as a reduction to interest expense, with $0.3 million in amortization in the second quarter of 2008. As a percentage of total revenues, interest expense increased to 6.6% in the second quarter of 2009 from 3.0% in the second quarter of 2008.
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. As a result, no income tax benefit was recorded during the second quarter of 2009 or the second quarter of 2008.
Six months ended June 28, 2009 compared to the six months ended June 29, 2008.
Total Revenues. Total revenues decreased by $25.7 million, or 8.9%, to $264.4 million in the first six months of 2009 from $290.1 million in the first six months of 2008, due to a $26.0 million decrease in restaurant revenues and a $0.2 million decrease in royalty and franchise fees, partially offset by a $0.5 million increase in other revenues. The decrease in restaurant revenues was primarily due to comparable store sales decreases of 10.7% in the first six months of 2009 versus the first six months of 2008. The increase in other revenues was primarily due to an increase in sales to outside customers and the addition of new outside customers by Real Mex Foods, including an increase in manufacturing sales of $4.2 million, partially offset by decrease in distribution sales of $3.8 million.
Cost of Sales. Total cost of sales of $63.6 million in the first six months of 2009 decreased $8.1 million, or 11.3%, as compared to the first six months of 2008. As a percentage of total revenues, cost of sales decreased to 24.1% in the first six months of 2009 from 24.7% in the first six months of 2008. This decrease was primarily due to restaurant revenue declines combined with lower commodity costs, specifically cheese, dairy, beef and poultry.

Labor. Labor costs of $97.6 million in the first six months of 2009 decreased by $6.2 million, or 5.9%, as compared to the first six months of 2008, primarily due to adjustments in staffing as a result of the decrease in restaurant revenue, combined with lower casualty and health insurance expenses in the first six months of 2009. As a percentage of total revenues, labor costs increased to 36.9% in the first six months of 2009 from 35.8% in the first six months of 2008, primarily due to the fixed nature of some components of labor expense. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $69.2 million in the first six months of 2009 decreased by $5.9 million, or 7.9%, as compared to the first six months of 2008, primarily due to lower advertising, utilities and maintenance and cleaning expenses in the first six months of 2009 as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. Direct operating and occupancy expense as a percentage of sales increased from 25.9% in the first six months of 2008 to 26.2% in the first six months of 2009.
General and Administrative Expense. General and administrative expense of $12.7 million in the first six months of 2009 decreased by $3.0 million, or 19.3%, as compared to the first six months of 2008 primarily due to lower labor expense as a result of a reduction in headcount to minimize the impact of lower restaurant revenues. General and administrative expense as a percentage of sales decreased to 4.8% in the first six months of 2009 from 5.4% in the first six months of 2008.
Depreciation and amortization. Depreciation and amortization expense of $16.2 million in the first six months of 2009 increased $3.9 million or 31.9% as compared to the first six months of 2008 primarily due to depreciation on the assets of new restaurants combined with the revaluation of tangible and intangible assets in conjunction with the Exchange. As a percentage of total revenues, depreciation and amortization increased to 6.1% in the first six months of 2009 from 4.2% in the first six months of 2008.
Goodwill Impairment. A non-cash goodwill impairment charge of $34.0 million was recorded during the first six months of 2008 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No impairment was recognized by the Company during the first six months of 2009.
Interest Expense. Interest expense of $18.2 million in the first six months of 2009 increased $9.0 million, or 97.4%, as compared to the first six months of 2008. This increase was primarily due to the amortization of the discount on our senior secured notes recorded in conjunction with the Exchange, with total amortization of $7.4 million recorded as interest expense in the first six months of 2009. Prior to the Exchange, a premium was amortized as a reduction to interest expense, with $0.6 million in amortization in the first six months of 2008. As a percentage of total revenues, interest expense increased to 6.9% in the first six months of 2009 from 3.2% in the first six months of 2008.
Income tax provision. We have recorded a valuation allowance against our deferred tax assets. As a result, no income tax benefit was recorded during the first six months of 2009 or 2008. The provisions recorded of less than $0.1 million in the first six months of 2009 and 2008 represent various state taxes incurred.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at June 28, 2009, including obligations under capital leases and unamortized debt discount, was $161.8 million, and we had $15.0 million of revolving credit availability under our $15.0 million Senior Secured Revolving Credit Facility (as defined below). As discussed below, in July 2009, we refinanced our Senior Secured Notes, amended the credit agreement relating to our Senior Secured Revolving Credit Facilities and amended and restated the credit agreement relating to our Senior Unsecured Credit Facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Secured Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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
Operating Activities. We had net cash provided by operating activities of $12.6 million for the six months ended June 28, 2009 compared with net cash provided by operating activities of $19.7 million for the six months ended June 29, 2008. The decrease in cash provided by operating activities was primarily attributable to the decrease in revenues, combined with changes in working capital, particularly related to the timing of payments related to accounts payable and accrued liabilities.
Investing Activities. We had net cash used in investing activities, comprised primarily of additions to property and equipment, of $3.4 million and $14.0 million for the six months ended June 28, 2009 and June 29, 2008, respectively. The decrease in additions primarily results from no construction of new restaurants during 2009, combined with management’s focus on reducing costs in order to minimize the impact of lower restaurant revenues.
As a result of the continued impact of the economy on our operations and restrictions in our New Senior Secured Notes (as defined below) issued during July 2009, we have revised our 2009 capital expenditure estimates to $8.0 million for fiscal year 2009. We expect to spend approximately $0.1 million for information technology, approximately $1.0 million for Real Mex Foods and approximately $6.9 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to open any new restaurants during 2009.
Financing Activities. We had net cash used in financing activities of $7.3 million and $5.8 million for the six month ended June 28, 2009 and June 29, 2008, respectively. The increase in cash used in financing activities was primarily due to capital contributions of $2.6 million received during 2008 from RM Restaurant Holding Corp., our parent company, partially offset by a decrease in the net repayment our Senior Secured Revolving Credit Facility during the current year of approximately $1.4 million.
Debt and Other Obligations
Senior Secured Notes due 2010. Our $105.0 million senior secured registered notes (“Senior Secured Notes”) mature on April 1, 2010. Interest on our Senior Secured Notes accrues at a rate of 10.25% per annum. Interest is payable in arrears semiannually on April 1 and October 1 of each year. Our Senior Secured Notes are guaranteed on a senior secured basis by all of our present and future domestic subsidiaries which are restricted subsidiaries under the indenture governing our Senior Secured Notes. All of the subsidiary guarantors are 100% owned by us and such guarantees are full and unconditional and joint and several. We have no independent assets or operations outside of the subsidiary guarantors. Our Senior Secured Notes and related guarantees are secured by substantially all of our domestic restricted subsidiaries’ tangible and intangible assets, subject to the prior ranking claims on such assets by the lenders under our Senior Secured Revolving Credit Facilities. The indenture governing our Senior Secured Notes contains various affirmative and negative covenants, subject to a number of important limitations and exceptions. We were in compliance with all specified financial and other covenants under the Senior Secured Notes indenture at June 28, 2009.
As a result of the Exchange and under purchase accounting rules we recorded $20.0 million of unamortized debt discount as a reduction of debt related to our Senior Secured Notes, as the fair market value of the debt on the Exchange date was less than its carrying value. The discount is amortized to interest expense over the remaining life of the debt.
On July 7, 2009 (the “Closing Date”), we completed an offering of $130.0 million aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “New Senior Secured Notes”), which are guaranteed (the “Guarantees”) by RM Restaurant Holding Corp., our parent company (“Holdco”), and all of our existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The New Senior Secured Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The New Senior Secured Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the New Senior Secured Notes was used to refinance a portion of the existing indebtedness, including repayment of our existing Senior Secured Notes and to pay fees and expenses in connection therewith.

Prior to July 1, 2011, we may redeem up to 35% of the original aggregate principal amount of the New Senior Secured Notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of our equity interests. Prior to July 1, 2011, we may also redeem some or all of the New Senior Secured Notes at a “make-whole” premium. On or after July 1, 2011, we may redeem some or all of the New Senior Secured Notes at 100% of the New Senior Secured Notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, we must, subject to certain exceptions, offer to repay the New Senior Secured Notes with 75% of the Excess Cash Flow (as defined in the Indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Second Amended and Restated Credit Agreement entered into in connection with the Senior Secured Revolving Credit Facilities, as described below, we will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will only be released to us to repay borrowings under the Senior Secured Revolving Credit Facilities or to make an excess cash flow offer.
If we undergo a change of control, we will be required to make an offer to each holder to repurchase all or a portion of their Notes at 101% of their principal amount, plus accrued and unpaid interest up to the date of purchase. If we sell assets outside the ordinary course of business and we do not use the net proceeds for specified purposes, we may be required to use such net proceeds to repurchase the New Senior Secured Notes at 100% of their principal amount, together with accrued and unpaid interest up to the date of repurchase.
The terms of the Indenture generally limit our ability and the ability of our restricted subsidiaries to, among other things: (i) make certain investments or other restricted payments; (ii) incur additional debt and issue preferred stock; (iii) create or incur liens on assets to secure debt; (iv) incur dividends and other payment restrictions with regard to restricted subsidiaries; (v) transfer, sell or consummate a merger or consolidation of all, or substantially all, of our assets; (vi) enter into transactions with affiliates; (vii) change our line of business; (viii) repay certain indebtedness prior to stated maturities; (ix) pay dividends or make other distributions on, redeem or repurchase, capital stock or subordinated indebtedness; (x) engage in sale and leaseback transactions; or (xi) issue stock of subsidiaries.
The New Senior Secured Notes and the Guarantees are secured by a second-priority security interest in substantially all of our assets and the assets of the Guarantors, including the pledge of 100% of all outstanding equity interests of each of our domestic subsidiaries. The New Senior Secured Notes have not been registered under the Securities Act or any state securities laws and may not be sold except in a transaction registered under, or exempt from, the registration provisions of the Securities Act and applicable state securities laws. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement, pursuant to which we agreed to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement with respect to a registered offer to exchange the New Senior Secured Notes for an issue of our senior secured notes with terms identical to the New Senior Secured Notes in all material respects. In addition, we have agreed to file, in certain circumstances, a shelf registration statement covering resales of the New Senior Secured Notes. If the registration statements required by the registration rights agreement are not filed and declared effective on or prior to the dates specified in the agreement or the exchange offer is not consummated, the Company is subject to liquidated damages in an amount and for the time periods specified in the agreement.
Senior Secured Revolving Credit Facilities. On January 29, 2007, we entered into a Second Amended and Restated Credit Agreement with General Electric Capital Corporation, which provides for a $15.0 million revolving credit facility (the “Senior Secured Revolving Credit Facility”) and $25.0 million letter of credit facility (the “Senior Secured Letter of Credit Facility,” together with the Senior Secured Revolving Credit Facility, the “Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009. Under the Senior Secured Revolving Credit Facilities, the lenders agreed to make loans and issue letters of credit to and on behalf of the Company and our subsidiaries.
Obligations under the Senior Secured Revolving Credit Facilities are guaranteed by all of our subsidiaries as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as defined in the Second Amended and Restated Credit Agreement, as amended. The Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of June 28, 2009, we had $7.7 million available under the Senior Secured Letter of Credit Facility and $15.0 million available under the Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.

The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At June 28, 2009, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
In connection with the offering of the New Senior Secured Notes, we amended the Second Amended and Restated Credit Agreement. The amendment extends the term of the Senior Secured Revolving Credit Facilities to July 1, 2012 and modifies certain financing covenants. Interest on the outstanding borrowings under the Senior Secured Revolving Credit Facility will be based on the ninety-day LIBOR, plus 7.0%, with a ninety-day LIBOR floor of 2.0%, and fees on the letters of credit issued thereunder will accrue at a rate of 4.5% per annum.
Senior Unsecured Credit Facility. On October 5, 2006, we entered into an Amended and Restated Senior Unsecured Credit Agreement, which provides for a single term loan of $65.0 million maturing on October 5, 2010 (the “Senior Unsecured Credit Facility”). Obligations under the Senior Unsecured Credit Facility are guaranteed by all of our subsidiaries.
On November 13, 2008, concurrent with the Exchange, we executed a Limited Waiver, Consent and Amendment to the Senior Unsecured Credit Facility, which provided a change in the interest rate from variable to a fixed rate of 12.50% and amended the Maximum Leverage Ratio and Minimum Interest Coverage Ratio covenants for the period ending September 28, 2008 and thereafter, as well as the Capital Expenditure covenant going forward. As a result of the Exchange, the existing lenders to the Senior Unsecured Credit Facility became owners of Holdco. As a result, the Senior Unsecured Credit Facility is now held by related parties to the Company.
The Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Senior Secured Notes and the Senior Secured Revolving Credit Facilities). At June 28, 2009, we were in compliance with all specified financial and other covenants under the Senior Unsecured Credit Facility, as amended.
In connection with the offering of the New Senior Secured Notes, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch, pursuant to which the principal balance of the existing unsecured loan owing by the Company under the existing Senior Unsecured Credit Facility, as amended, was reduced from $65.0 million to $25.0 million through (i) the assumption by Holdco of $25,000 of such unsecured debt and (ii) the exchange by a lender under the Senior Unsecured Credit Facility, as amended, of $15,000 of such unsecured debt for $4,583 aggregate principal amount of Notes. Interest will accrue at an annual rate of 16.5% and will be payable quarterly; provided that (i) such interest will be payable in kind for the first four quarters following the Closing Date and (ii) thereafter will be payable in a combination of cash and in kind. The term of the Senior Unsecured Credit Facility was extended to July 1, 2013 and certain covenants were modified.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments consisting of principal and interest through April 2015. As of June 28, 2009, the principal amount outstanding on the mortgage was $0.6 million.

Interest rates for our long-term debt are shown in the following table:

	June 28,	December 28,
	2009	2008
Senior Secured Notes due 2010	10.25%	10.25%
Senior Secured Revolving Credit Facilities	5.98 to 7.68%	7.11 to 7.94%
Senior Unsecured Credit Facility	12.50%	12.50%
Mortgage	9.28%	9.28%
Other	3.58 to 4.70%	3.98 to 4.70%
Capital Leases. Our leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.7%. As of June 28, 2009, the principal amount due relating to capital lease obligations was $1.1 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,500 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.
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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of June 28, 2009, there were no borrowings outstanding under our Senior Secured Revolving Credit Facilities.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the record period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1*	Amendment to Bylaws of Acapulco Restaurant of Ventura, Inc., dated June 7, 2004.

3.2*	Amendment to Bylaws of Acapulco Restaurant of Westwood, Inc., dated June 7, 2004.

3.3*	Amendment to Bylaws of Acapulco Restaurant of Downey, Inc., dated June 7, 2004.

3.4*	Amendment to Bylaws of Murray Pacific, dated June 7, 2004.

3.5*	Amendment to Bylaws of Acapulco Restaurant of Moreno Valley, Inc., dated June 7, 2004.

3.6*	Amendment to Articles of Incorporation of Real Mex Foods, Inc., dated June 7, 2004.

3.7*	Amendment to Bylaws of Real Mex Foods, Inc., dated June 7, 2004.

3.8*	Articles of Incorporation of TARV, Inc., dated November 24, 1986.

3.9*	Amendment to Bylaws of TARV, Inc., dated June 7, 2004.

3.10*	Amendment to Articles of Incorporation of ALA Design, Inc., dated June 7, 2004.

3.11*	Amendment to Bylaws of ALA Design, Inc., dated June 7, 2004.

10.1*	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated on or about August 2007.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.
Dated: August 11, 2009	By:	/s/ Richard E. Rivera
Richard E. Rivera
President & Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 11, 2009	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amendment to Bylaws of Acapulco Restaurant of Ventura, Inc., dated June 7, 2004.

3.2*	Amendment to Bylaws of Acapulco Restaurant of Westwood, Inc., dated June 7, 2004.

3.3*	Amendment to Bylaws of Acapulco Restaurant of Downey, Inc., dated June 7, 2004.

3.4*	Amendment to Bylaws of Murray Pacific, dated June 7, 2004.

3.5*	Amendment to Bylaws of Acapulco Restaurant of Moreno Valley, Inc., dated June 7, 2004.

3.6*	Amendment to Articles of Incorporation of Real Mex Foods, Inc., dated June 7, 2004.

3.7*	Amendment to Bylaws of Real Mex Foods, Inc., dated June 7, 2004.

3.8*	Articles of Incorporation of TARV, Inc., dated November 24, 1986.

3.9*	Amendment to Bylaws of TARV, Inc., dated June 7, 2004.

3.10*	Amendment to Articles of Incorporation of ALA Design, Inc., dated June 7, 2004.

3.11*	Amendment to Bylaws of ALA Design, Inc., dated June 7, 2004.

10.1*	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated on or about August 2007.

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith