Form 10-Q
period 2009-09-27
Real Mex Restaurants, Inc.
filed 2009-11-12
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2009, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	September 27,	December 28,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,679	$2,099
Trade receivables, net	9,608	9,102
Other receivables	251	873
Inventories	11,274	13,563
Deferred compensation plan assets	315	1,848
Prepaid expenses and other current assets	3,168	7,253
Current portion of favorable lease asset, net	5,683	5,902

Total current assets	31,978	40,640

Property and equipment, net	92,939	110,505
Goodwill, net	43,730	43,200
Trademarks and other intangibles	68,900	68,900
Deferred charges	7,605	1,404
Favorable lease asset, less current portion, net	21,175	25,382
Other assets	8,429	8,297

Total assets	$274,756	$298,328

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$17,989	$23,198
Accrued self-insurance reserves	14,980	15,619
Accrued compensation and benefits	9,673	16,216
Other accrued liabilities	17,699	15,426
Current portion of long-term debt	1,799	8,313
Current portion of capital lease obligations	425	453

Total current liabilities	62,565	79,225

Long-term debt, less current portion	143,389	152,105
Capital lease obligations, less current portion	867	942
Deferred tax liabilities	31,549	31,549
Unfavorable lease liability, less current portion, net	6,870	8,445
Other liabilities	4,188	3,018

Total liabilities	249,428	275,284

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at September 27, 2009 and December 28, 2008	—	—
Additional paid-in capital	55,960	27,147
Accumulated deficit	(30,632)	(4,103)

Total stockholder’s equity	25,328	23,044

Total liabilities and stockholder’s equity	$274,756	$298,328

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Revenues:
Restaurant revenues	$113,779	$126,262	$355,601	$394,054
Other revenues	9,801	10,446	31,011	31,152
Franchise revenues	631	753	2,016	2,360

Total revenues	124,211	137,461	388,628	427,566

Costs and expenses:
Cost of sales	30,747	34,607	94,361	106,339
Labor	45,932	49,056	143,507	152,801
Direct operating and occupancy expense	35,299	37,842	104,514	112,955
General and administrative expense	5,707	6,923	18,408	22,652
Depreciation and amortization	7,991	6,119	24,236	18,432
Pre-opening costs	—	983	—	2,318
Goodwill impairment	2,728	—	2,728	34,000
Impairment of property and equipment	—	—	216	1,623

Operating income (loss)	(4,193)	1,931	658	(23,554)

Other income (expense):
Interest expense	(20,140)	(4,249)	(38,378)	(13,487)
Other income (expense), net	12	1,271	321	1,970

Total other expense, net	(20,128)	(2,978)	(38,057)	(11,517)

Loss before extraordinary item	(24,321)	(1,047)	(37,399)	(35,071)

Extraordinary item:
Gain on extinguishment of debt	10,875	—	10,875	—

Loss before income tax provision	(13,446)	(1,047)	(26,524)	(35,071)

Income tax provision	—	33	5	50

Net loss	$(13,446)	$(1,080)	$(26,529)	$(35,121)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	Successor	Predecessor
	September 27,	September 28,
	2009	2008
Operating activities
Net loss	$(26,529)	$(35,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,528	16,771
Amortization of:
Favorable lease asset and unfavorable lease liability, net	2,708	1,661
Debt discount/(premium)	19,344	(879)
Deferred financing costs	2,005	966
Goodwill impairment	2,728	34,000
Gain on extinguishment of debt	(10,875)	—
Loss (gain) on disposal of property and equipment	56	(403)
Gain on lease termination	—	(600)
Impairment of property and equipment	216	1,623
Stock-based compensation expense	199	336
Non-cash consulting expense	950	—
Changes in operating assets and liabilities:
Trade and other receivables	116	680
Inventories	2,289	(1,190)
Deferred compensation plan assets	1,533	902
Prepaid expenses and other current assets	4,085	608
Related party receivable	—	47
Deferred charges, net	—	29
Other assets	(298)	(337)
Accounts payable and accrued liabilities	(9,480)	4,917
Other liabilities	1,169	4,139

Net cash provided by operating activities	11,744	28,149

Investing activities
Additions to property and equipment	(4,764)	(21,361)
Proceeds on lease termination	—	600
Exchange transaction costs	(393)	—
Net proceeds from disposal of property	65	301

Net cash used in investing activities	(5,092)	(20,460)

Financing activities
Net repayment under revolving credit facility	(6,600)	(10,650)
Borrowings under long-term debt agreements	114,447	980
Payments on long-term debt agreements and capital lease obligations	(106,649)	(726)
Payments of financing costs	(8,349)	(100)
Capital contributions from Parent	79	2,536

Net cash used in financing activities	(7,072)	(7,960)

Net decrease in cash and cash equivalents	(420)	(271)

Cash and cash equivalents at beginning of period	2,099	2,323

Cash and cash equivalents at end of period	$1,679	$2,052

Supplemental disclosure of cash flow information
Interest paid	$15,345	$10,777

Income taxes paid	$5	$50

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 27, 2009
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”). The Company operated 188 restaurants as of September 27, 2009, of which 155 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant(R), Chevys Fresh Mex(R) and Acapulco Mexican Restaurant Y Cantina(R). Real Mex Restaurants, Inc.’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also manufactures specialty products for sale to outside customers.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2009 is December 27, 2009 and in 2008 was December 28, 2008. The accompanying consolidated balance sheets present the Company’s financial position as of September 27, 2009 and December 28, 2008. The accompanying consolidated statements of operations and cash flows present the 39 week periods ended September 27, 2009 and September 28, 2008. Prior to November 14, 2008, the Company is referred to as the “Predecessor” and after November 13, 2008, the Company is referred to as the “Successor.”
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
The Exchange was accounted for by Holdco under the purchase method of accounting. Holdco then applied push-down accounting to the Company as of November 13, 2008. As no cash consideration was exchanged, the Company completed a valuation to determine the value of the equity exchanged, the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Exchange. The allocation of the purchase price is a preliminary estimate as the determination of the fair market values of the assets acquired and the liabilities assumed has not been finalized, primarily with respect to income taxes. The Company attributes the goodwill associated with the Exchange to the historical financial performance and the anticipated future performance of the Company’s operations. As this was a non-cash transaction, it was excluded from the statement of consolidated cash flows.

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
Merger Agreement
On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Holdco and its subsidiary, RM Integrated, Inc. On August 21, 2006, the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into the Company, with the Company continuing as the surviving corporation and the 100% owned subsidiary of Holdco. Pursuant to the Merger Agreement, $6,000 of the Merger consideration was held in escrow to be used for defined legal costs incurred by the Company, with any remaining balance to be distributed to the prior owners on the third anniversary of the Merger Agreement. During the third quarter of 2009, the remaining balance was distributed according to the Merger Agreement, and as a result, the Company recorded $2,728 in goodwill impairment, since the Company impaired all goodwill related to the Merger Agreement at the time of the Exchange.
3. Intangible Assets
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Exchange:

	September 27,	December 28,
	2009	2008

Trademarks	$55,900	$55,900
Franchise agreements	13,000	13,000

	$68,900	$68,900

4. Long-Term Debt
Long-term debt consists of the following:

	September 27,	December 28,
	2009	2008

Senior Secured Notes due 2013	$130,000	$105,000
Senior Secured Notes unamortized debt discount	(12,071)	(18,415)
Senior Secured Revolving Credit Facility	1,000	7,600
Senior Unsecured Credit Facility	25,000	65,000
Mortgage	537	591
Other	722	642

	145,188	160,418
Less current portion	(1,799)	(8,313)

	$143,389	$152,105

Senior Secured Notes due 2013. On July 7, 2009 (the “Closing Date”), the Company completed an offering of $130,000 aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “Notes”), which are guaranteed (the “Guarantees”) by Holdco and all of the Company’s existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the Notes were used to refinance a portion of the existing indebtedness, including repayment of the Company’s $105,000 senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6,464 were recorded related to the issuance of the Notes. The remaining deferred debt fees and unamortized debt discount related to the $105,000 senior secured notes due 2010 of $11,717 were recorded as interest expense as of September 27, 2009.

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
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, the Company must, subject to certain exceptions, offer to repay the Notes with 75% of the Excess Cash Flow (as defined in the Indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Company’s Second Amended and Restated Credit Facility, as amended, governing the Company’s New Senior Secured Revolving Credit Facilities, the Company will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will be released to the Company only to repay borrowings under the New Senior Secured Revolving Credit Facilities or to make an excess cash flow offer.
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
The Notes and the Guarantees are secured by a second-priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding equity interests of each of the Company’s domestic subsidiaries. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement, pursuant to which the Company and the Guarantors have agreed for the benefit of the holders of the Notes to file with the SEC and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for an issue of the Company’s senior secured notes with terms identical to the Notes in all material respects. The registration statement was declared effective on October 8, 2009. In addition, the Company has agreed to file, in certain circumstances, a shelf registration statement covering resales of the Notes. If the shelf registration statement is not declared effective on or prior to the date specified in the agreement, the Company is subject to liquidated damages in an amount and for the time periods specified in the agreement.
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
The Company and its lender determined that the definition of the cash flow ratio covenant had been drafted improperly and therefore, the lender and the Company executed an amendment (“Amendment No. 1”) to the Second Amended and Restated Credit Agreement in August 2007 which waived compliance with this ratio until the first quarter of 2008.
On April 17, 2008, the Company executed a second amendment (“Amendment No. 2”) to the Second Amended and Restated Credit Agreement. Amendment No. 2 modified certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and September 28, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.
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
On July 7, 2009, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Second Amended and Restated Credit Agreement in connection with the offering of the Notes. Amendment No. 4 extends the term of the New Senior Secured Revolving Credit Facilities to July 1, 2012 and modifies certain financing covenants. Interest on the outstanding borrowings under the New Senior Secured Revolving Credit Facility is based on the ninety-day LIBOR, plus 7.0%, with a ninety-day LIBOR floor of 2.0%, and fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1,562 were recorded related to Amendment No. 4.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the New Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as defined in Amendment No. 4. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of September 27, 2009, the Company had $7538 available under the New Senior Secured Letter of Credit Facility and $14,000 available under the New Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At September 27, 2009, the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
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
In connection with the offering of the Notes, the Company entered into a Second Amended and Restated Credit Agreement governing the Company’s New Senior Unsecured Credit Facility, by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch, pursuant to which the principal balance of the existing unsecured loan owing by the Company under the New Senior Unsecured Credit Facility, as amended, was reduced from $65,000 to $25,000 through (i) the assumption by Holdco of $25,000 of such unsecured debt and (ii) the exchange by a lender under the New Senior Unsecured Credit Facility, as amended, of $15,000 of such unsecured debt for $4,583 aggregate principal amount of Notes (which were issued for $4,125), resulting in a gain on extinguishment of debt of $10,875. Deferred debt fees of $161 were recorded related to the Second Amended and Restated Credit Agreement.
Interest accrues at an annual rate of 16.5% and is payable quarterly, provided that (i) such interest is payable in kind for the first four quarters following the Closing Date and (ii) thereafter will be payable in a combination of cash and in kind. The term of the Company’s credit facility was extended to July 1, 2013 and certain covenants were modified.
The Company’s New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the New Senior Secured Revolving Credit Facilities). At September 27, 2009, the Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, the Company assumed an $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments consisting of principal and interest through April 2015. As of September 27, 2009, the principal amount outstanding on the mortgage was $537.
Interest rates for the Company’s long-term debt are shown in the following table:

	September 27,	December 28,
	2009	2008
Senior Secured Notes due 2013	14.00%	10.25%
Senior Secured Revolving Credit Facilities	7.42 to 9.25%	7.11 to 7.94%
Senior Unsecured Credit Facility	16.50%	12.50%
Mortgage	9.28%	9.28%
Other	3.59 to 4.70%	3.98 to 4.70%
5. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At September 27, 2009 and December 28, 2008, there were 1,000 shares of common stock authorized, issued and outstanding.
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

When stock-based compensation is awarded, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise. No options were granted during the three and nine months ended September 27, 2009.
The following table summarizes the stock option activity and balances as of and for the nine months ended September 27, 2009:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 28, 2008	330	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at September 27, 2009	330	$8,150

Vested and expected to vest at September 27, 2009	321	$8,150
Exercisable at September 27, 2009	195	$8,150
The Company recorded $68 and $200 of stock-based compensation expense for the three and nine months ended September 27, 2009, respectively, and $110 and $336 for the three and nine months ended September 28, 2008, respectively, which is included in general and administrative expense on the consolidated statements of operations. As of September 27, 2009, $461 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.4 years. At September, 2009, the aggregate intrinsic value of exercisable options was $0.

6. Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The carrying amount of the Notes approximates fair value, since issuance occurred during the current quarter. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.
7. Related Party Transactions
Successor Transactions
As discussed in Note 4, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
One of our directors is employed by Farallon Capital Management, LLC (“Farallon”). Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease for the nine months ended September 27, 2009 were $110, of which approximately $25 is attributable to the indirect interest of funds managed by Farallon in the shopping center.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract has a monthly fee of $190 with an initial term from March 1, 2009 to March 31, 2009 and three optional one month renewal terms through June 30, 2009, each of which was exercised. The Company extended the contract for one additional month through July 31, 2009 at the same terms. Fees of $950 were recorded in general and administrative expense during the nine months ended September 27, 2009 and reflected as non-cash consulting expense on the consolidated statement of cash flows. The fees were paid in shares of Holdco common stock, resulting in an increase in additional paid in capital for the Company. The shares were issued on September 28, 2009.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at September 27, 2009 or December 30, 2008.
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

8. Impact of Recently Issued Accounting Principles
Recently Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) amended GAAP with respect to business combinations. This amendment provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This amendment also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This amendment is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. The adoption of this amendment had no effect on the Company’s consolidated financial statements. However, the effect is dependent upon whether the Company makes any future acquisitions and the specifics of those acquisitions.
In April 2008, the FASB amended GAAP with respect to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the amendments is to improve the consistency between the useful life of a recognized intangible asset under previously existing GAAP related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under GAAP with respect to business combinations. The amendment must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008. Adoption of this amendment in the first quarter of fiscal 2009 did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB amended GAAP to address concerns regarding (a) determining whether a market is not active and a transaction is not orderly, (b) recognition and presentation of other-than-temporary impairments and (c) interim disclosures of fair values of financial instruments. These amendments are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements, except for the addition of the required interim disclosures in Note 6 to the consolidated financial statements.
In May 2009, the FASB amended GAAP with respect to subsequent events. This amendment, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This amendment is effective for interim or annual periods ending after June 15, 2009. The Company adopted this amendment during the quarter ended June 28, 2009. The Company evaluated for subsequent events through November 12, 2009, the issuance date of the Company’s financial statements.
In June 2009, the FASB established the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification will be updated by Accounting Standards Updates (the “ASUs”) issued by the FASB. The Codification became effective for the Company in the third quarter of 2009. Adoption of the Codification did not have a material effect on the Company’s financial statements.
New Accounting Pronouncements
In August 2009, the FASB amended GAAP with respect to measuring liabilities at fair value. These amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the ASU. The Company will be required to adopt these amendments in the fourth quarter of fiscal year 2009 and is currently evaluating the impact of adoption on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of September 27, 2009, we operated 188 restaurants, 155 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our major subsidiaries are El Torito Restaurants, Inc., which we acquired in June 2000, Acapulco Restaurants, Inc., Chevys Restaurants LLC, which we formed to facilitate the Chevys Acquisition in January 2005, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods, Inc.
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
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended September 27, 2009 and September 28, 2008 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of September 27, 2009, we had 182 restaurants that met this criterion.
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
Results of Operations
The discussion of and the results of operations are based on three and nine months ended September 27, 2009 and September 28, 2008.
Our operating results for the three and nine months ended September 27, 2009 and September 28, 2008 are expressed as a percentage of total revenues below:

	Three Months Ended		Nine Months Ended
	Successor	Predecessor	Successor	Predecessor
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.8	25.2	24.3	24.9
Labor	37.0	35.7	36.9	35.7
Direct operating and occupancy expense	28.4	27.5	26.9	26.4
Total operating costs	90.2	88.4	88.1	87.0
General and administrative expense	4.6	5.0	4.7	5.3
Depreciation and amortization	6.4	4.5	6.2	4.3
Pre-opening costs	—	0.7	—	0.5
Goodwill impairment	2.2	—	0.7	8.0
Operating (loss) income	(3.4)	1.4	0.2	(5.5)
Interest expense	16.2	3.1	9.9	3.2
Loss before extraordinary item	(19.6)	(0.8)	(9.6)	(8.2)
Gain on extinguishment of debt	8.8	—	2.8	—
Loss before income tax provision	(10.8)	(0.8)	(6.8)	(8.2)
Net loss	(10.8)	(0.8)	(6.8)	(8.2)
Three months ended September 27, 2009 compared to the three months ended September 28, 2008
Total Revenues. Total revenues decreased by $13.2 million, or 9.6%, to $124.2 million in the third quarter of 2009 from $137.5 million in the third quarter of 2008, due to a $12.5 million decrease in restaurant revenues, combined with a $0.6 million decrease in other revenues and a $0.1 million decrease in royalty and franchise fees. The decrease in restaurant revenues was primarily due to comparable store sales decreases of 9.8% in the third quarter of 2009 versus the third quarter of 2008, as a result of the continued negative impact of the economy on the casual dining industry. The decrease in other revenues was primarily due to a decrease in sales to outside customers by Real Mex Foods, including a decrease in distribution sales of $2.5 million, partially offset by an increase in manufacturing sales of $1.9 million.
Cost of Sales. Total cost of sales of $30.7 million in the third quarter of 2009 decreased $3.9 million, or 11.2%, as compared to the third quarter of 2008. As a percentage of total revenues, cost of sales decreased to 24.8% in the third quarter of 2009 from 25.2% in the third quarter of 2008. This decrease was primarily due to restaurant revenue declines combined with lower commodity costs, specifically for cheese, dairy, beef and poultry.

Labor. Labor costs of $45.9 million in the third quarter of 2009 decreased by $3.1 million, or 6.4%, as compared to the third quarter of 2008, primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue, combined with lower casualty insurance expense in the third quarter of 2009. As a percentage of total revenues, labor cost increased to 37.0% in the third quarter of 2009 from 35.7% in the third quarter of 2008, primarily due to the fixed nature of some components of labor expense. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $35.3 million in the third quarter of 2009 decreased $2.5 million, or 6.7%, versus the third quarter of 2008, primarily due to lower utilities, maintenance and cleaning, and advertising and promotion expenses in the third quarter of 2009 as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. Direct operating and occupancy expense as a percentage of sales increased to 28.4% in the third quarter of 2009 from 27.5% in the third quarter of 2008.
General and Administrative Expense. General and administrative expense of $5.7 million in the third quarter of 2009 decreased by $1.2 million, or 17.6%, as compared to the third quarter of 2008, primarily due to lower labor expense as a result of reductions in headcount and wage adjustments to minimize the impact of lower restaurant revenues. General and administrative expense as a percentage of sales decreased to 4.6% in the third quarter of 2009 from 5.0% in the third quarter of 2008.
Depreciation and Amortization. Depreciation and amortization expense of $8.0 million in the third quarter of 2009 increased $1.9 million, or 30.6%, as compared to the third quarter of 2008, primarily due to depreciation of the assets of new restaurants combined with the revaluation of tangible and intangible assets in conjunction with the Exchange (as defined in Note 2 to the consolidated financial statements). As a percentage of total revenues, depreciation and amortization increased to 6.4% in the third quarter of 2009 from 4.5% in the third quarter of 2008.
Goodwill Impairment. Pursuant to the Merger Agreement with Holdco, $6.0 million of the Merger consideration was held in escrow, to be used for defined legal costs incurred by the Company, with any remaining balance to be distributed to the prior owners on the third anniversary of the Merger Agreement. During the third quarter of 2009, the remaining balance was distributed according the Merger Agreement, and as a result, the Company recorded $2.7 million in goodwill impairment, since the Company impaired all goodwill related to the Merger Agreement at the time of the Exchange in November 2008. No impairment was recorded during the third quarter of 2008.
Interest Expense. Interest expense of $20.1 million in the third quarter of 2009 increased $15.9 million, or 374.0%, as compared to the third quarter of 2008. This increase was primarily due to the refinancing of our debt during the third quarter of 2009, resulting in the write off of the remaining deferred debt fees and unamortized debt discount on our senior secured notes due 2010, with total amortization of $13.7 million recorded as interest expense in the third quarter of 2009. The remaining increase of $2.2 million is primarily related to the increase in principal and interest rate on the new issuance of our Notes in July 2009. (Please see Debt and Other Obligations below for definitions and details on the refinancing of our debt.) As a percentage of total revenues, interest expense increased to 16.2% in the third quarter of 2009 from 3.1% in the third quarter of 2008.
Gain on Extinguishment of Debt. As a result of the exchange by a lender under the Senior Unsecured Credit Facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of our Notes issued during July 2009 (which were issued for $4.1 million), we recorded $10.9 million as a gain on extinguishment of debt during the third quarter of 2009. (Please see Debt and Other Obligations below for definitions and details on the refinancing of our debt.)
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. As a result, no income tax benefit was recorded during the third quarter of 2009. The provision recorded of less than $0.1 million in the third quarter of 2008 represents various state taxes incurred.
Nine months ended September 27, 2009 compared to the nine months ended September 28, 2008
Total Revenues. Total revenues decreased by $38.9 million, or 9.1%, to $388.6 million in the first nine months of 2009 from $427.6 million in the first nine months of 2008, due to a $38.5 million decrease in restaurant revenues combined with a $0.3 million decrease in royalty and franchise fees and a $0.1 million decrease in other revenues. The decrease in restaurant revenues was primarily due to comparable store sales decreases of 10.4% in the first nine months of 2009 versus the first nine months of 2008, as a result of the continued negative impact of the economy on the casual dining industry. The decrease in other revenues was primarily due to a decrease in sales to outside customers by Real Mex Foods, including a decrease in distribution sales of $6.3 million, offset by an increase in manufacturing sales of $6.4 million.
Cost of Sales. Total cost of sales of $94.4 million in the first nine months of 2009 decreased $12.0 million, or 11.3%, as compared to the first nine months of 2008. As a percentage of total revenues, cost of sales decreased to 24.3% in the first nine months of 2009 from 24.9% in the first nine months of 2008. This decrease was primarily due to restaurant revenue declines combined with lower commodity costs, specifically for cheese, dairy, beef and poultry.

Labor. Labor costs of $143.5 million in the first nine months of 2009 decreased by $9.3 million, or 6.1%, as compared to the first nine months of 2008, primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue, combined with lower casualty and health insurance expenses in the first nine months of 2009. As a percentage of total revenues, labor costs increased to 36.9% in the first nine months of 2009 from 35.7% in the first nine months of 2008, primarily due to the fixed nature of some components of labor expense. Payroll and benefits remain subject to inflation and government regulation, especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $104.5 million in the first nine months of 2009 decreased by $8.4 million, or 7.5%, as compared to the first nine months of 2008, primarily due to lower advertising, utilities and maintenance and cleaning expenses in the first nine months of 2009 as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. Direct operating and occupancy expense as a percentage of sales increased from 26.4% in the first nine months of 2008 to 26.9% in the first nine months of 2009.
General and Administrative Expense. General and administrative expense of $18.4 million in the first nine months of 2009 decreased by $4.2 million, or 18.7%, as compared to the first nine months of 2008 primarily due to lower labor expense as a result of reductions in headcount and wage adjustments to minimize the impact of lower restaurant revenues. General and administrative expense as a percentage of sales decreased to 4.7% in the first nine months of 2009 from 5.3% in the first nine months of 2008.
Depreciation and Amortization. Depreciation and amortization expense of $24.2 million in the first nine months of 2009 increased $5.8 million, or 31.5%, as compared to the first nine months of 2008 primarily due to depreciation of the assets of new restaurants combined with the revaluation of tangible and intangible assets in conjunction with the Exchange. As a percentage of total revenues, depreciation and amortization increased to 6.2% in the first nine months of 2009 from 4.3% in the first nine months of 2008.
Goodwill Impairment. Goodwill impairment charges of $2.7 million in the first nine months of 2009 decreased $31.3 million or 92.1% as compared to the first nine months of 2008. Pursuant to the Merger Agreement with Holdco, $6.0 million of the Merger consideration was held in escrow, to be used for defined legal costs incurred by the Company, with any remaining balance to be distributed to the prior owners on the third anniversary of the Merger Agreement. During the third quarter of 2009, the remaining balance was distributed according the Merger Agreement, and as a result, the Company recorded $2.7 million in goodwill impairment, since the Company impaired all remaining goodwill related to the Merger Agreement at the time of the Exchange in November 2008. A goodwill impairment charge of $34.0 million was recorded during the first nine months of 2008 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill.
Interest Expense. Interest expense of $38.4 million in the first nine months of 2009 increased $24.9 million, or 184.6%, as compared to the first nine months of 2008. This increase was primarily due to the refinancing of our debt during the third quarter of 2009, resulting in the write off of the remaining deferred debt fees and unamortized debt discount on our senior secured notes due 2010, with total amortization of $21.3 million recorded as interest expense in the first nine months of 2009. The remaining increase of $3.6 million is primarily related to the increase in principal and interest rate on the new issuance of Our Notes in July 2009. (Please see Debt and Other Obligations below for definitions and details on the refinancing of our debt.) As a percentage of total revenues, interest expense increased to 9.9% in the first nine months of 2009 from 3.2% in the first nine months of 2008.
Gain on Extinguishment of Debt. As a result of the exchange by a lender under the Senior Unsecured Credit Facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of our Notes issued during July 2009 (which were issued for $4.1 million), we recorded $10.9 million as a gain on extinguishment of debt during the first nine months of 2009. (Please see Debt and Other Obligations below for definitions and details on the refinancing of our debt.)
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. As a result, no income tax benefit was recorded during the first nine months of 2009 or 2008. The provisions recorded of less than $0.1 million in the first nine months of 2009 and 2008 represent various state taxes incurred.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at September 27, 2009, including obligations under capital leases and unamortized debt discount, was $146.5 million, and we had $14.0 million of revolving credit availability under our $15.0 million Senior Secured Revolving Credit Facility (as defined below). As discussed below, in July 2009, we refinanced our Notes, amended the credit agreement relating to our Senior Secured Revolving Credit Facilities and amended and restated the credit agreement relating to our Senior Unsecured Credit Facility (as defined below). Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Senior Secured Revolving Credit Facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Senior Secured Revolving Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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
Operating Activities. We had net cash provided by operating activities of $11.7 million for the nine months ended September 27, 2009 compared with net cash provided by operating activities of $28.1 million for the nine months ended September 28, 2008. The decrease in cash provided by operating activities was primarily attributable to the decrease in revenues resulting in a $6.0 million decrease in net profits (net loss adjusted for non-cash items), combined with $10.4 million in working capital changes, particularly related to the timing of payments related to accounts payable and accrued liabilities.
Investing Activities. We had net cash used in investing activities of $5.1 million and $20.5 million for the nine months ended September 27, 2009 and September 28, 2008, respectively, comprised primarily of additions to property and equipment of $4.8 million and $21.4 million, respectively. The decrease in additions primarily results from no construction of new restaurants during 2009, combined with management’s focus on reducing capital expenditures in order to minimize the impact of lower restaurant revenues.
As a result of the continued impact of the economy on our operations and restrictions in our Notes (as defined below) issued during July 2009, we have revised our 2009 capital expenditure estimates to $8.0 million for fiscal year 2009. We expect to spend approximately $0.1 million for information technology, approximately $1.0 million for Real Mex Foods and approximately $6.9 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to open any new restaurants during 2009.
Financing Activities. We had net cash used in financing activities of $7.1 million and $8.0 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. The decrease in cash used in financing activities was primarily due to a decrease in the net repayment of our Senior Secured Revolving Credit Facility (as defined below) during the current year of approximately $4.0 million, partially offset by capital contributions of $2.5 million received during 2008 from RM Restaurant Holding Corp., our parent company. Additionally, as a result of the refinancing of our debt, we had a net cash outflow of approximately $0.7 million. Please see Debt and Other Obligations below for further discussion of the refinancing transactions.

Debt and Other Obligations
On July 7, 2009 (the “Closing Date”), we completed an offering of $130.0 million aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “Notes”), which are guaranteed (the “Guarantees”) by RM Restaurant Holding Corp., our parent company (“Holdco”), and all of our existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the Notes was used to refinance a portion of the existing indebtedness, including repayment of our existing $105.0 million senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6.5 million were recorded related to the issuance of the Notes. The remaining deferred debt fees and unamortized debt discount related to the $105.0 million senior secured notes due 2010 of $11.7 million were recorded as interest expense as of September 27, 2009.
Prior to July 1, 2011, we may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of our equity interests. Prior to July 1, 2011, we may also redeem some or all of the Notes at a “make-whole” premium. On or after July 1, 2011, we may redeem some or all of the Notes at 100% of the Notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, we must, subject to certain exceptions, offer to repay the Notes with 75% of the Excess Cash Flow (as defined in the Indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Second Amended and Restated Credit Agreement entered into in connection with the Senior Secured Revolving Credit Facilities, as described below, we will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will only be released to us to repay borrowings under the Senior Secured Revolving Credit Facilities or to make an excess cash flow offer.
If we undergo a change of control, we will be required to make an offer to each holder to repurchase all or a portion of their Notes at 101% of their principal amount, plus accrued and unpaid interest up to the date of purchase. If we sell assets outside the ordinary course of business and we do not use the net proceeds for specified purposes, we may be required to use such net proceeds to repurchase the Notes at 100% of their principal amount, together with accrued and unpaid interest up to the date of repurchase.
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
The Notes and the Guarantees are secured by a second-priority security interest in substantially all of our assets and the assets of the Guarantors, including the pledge of 100% of all outstanding equity interests of each of our domestic subsidiaries. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement, pursuant to which we agreed to file with the Securities and Exchange Commission (the “SEC”) and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for an issue of our senior secured notes with terms identical to the Notes in all material respects. The registration statement was declared effective on October 8, 2009. In addition, we have agreed to file, in certain circumstances, a shelf registration statement covering resales of the Notes. If the shelf registration statement required by the registration rights agreement is not declared effective on or prior to the date specified in the agreement, the Company is subject to liquidated damages in an amount and for the time periods specified in the agreement.

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
In connection with the offering of the Notes, we amended the Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment extends the term of the Senior Secured Revolving Credit Facilities to July 1, 2012 and modifies certain financing covenants. Interest on the outstanding borrowings under the Senior Secured Revolving Credit Facility is based on the ninety-day LIBOR, plus 7.0%, with a ninety-day LIBOR floor of 2.0%, and fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1.6 million were recorded related to the Amendment.
Obligations under the Senior Secured Revolving Credit Facilities are guaranteed by all of our subsidiaries as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. Interest on the Senior Secured Revolving Credit Facility accrues pursuant to an Applicable Margin as defined in the Amendment. The Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of September 27, 2009, we had $7.5 million available under the Senior Secured Letter of Credit Facility and $14.0 million available under the Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
The Second Amended and Restated Credit Agreement contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At September 27, 2009, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
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
In connection with the offering of the Notes, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch, pursuant to which the principal balance of the existing unsecured loan owing by the Company under the existing Senior Unsecured Credit Facility, as amended, was reduced from $65.0 million to $25.0 million through (i) the assumption by Holdco of $25.0 million of such unsecured debt and (ii) the exchange by a lender under the Senior Unsecured Credit Facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of Notes, subject to an original issue discount of 10%. As a result, we recorded a gain on extinguishment of debt of $10.9 million. Deferred debt fees of $0.2 million were recorded related to the Second Amended and Restated Credit Agreement.
Interest accrues at an annual rate of 16.5% and is payable quarterly; provided that (i) such interest is payable in kind for the first four quarters following the Closing Date and (ii) thereafter will be payable in a combination of cash and in kind. The term of the Senior Unsecured Credit Facility was extended to July 1, 2013 and certain covenants were modified.
The Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Notes and the Senior Secured Revolving Credit Facilities). At September 27, 2009, we were in compliance with all specified financial and other covenants under the Senior Unsecured Credit Facility, as amended.

Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments consisting of principal and interest through April 2015. As of September 27, 2009, the principal amount outstanding on the mortgage was $0.5 million.
Interest rates for our long-term debt are shown in the following table:

	September 27,	December 28,
	2009	2008
Senior Secured Notes due 2013	14.00%	10.25%
Senior Secured Revolving Credit Facilities	7.42 to 9.25%	7.11 to 7.94%
Senior Unsecured Credit Facility	16.50%	12.50%
Mortgage	9.28%	9.28%
Other	3.59 to 4.70%	3.98 to 4.70%
Capital Leases. Our leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.5%. As of September 27, 2009, the principal amount due relating to capital lease obligations was $1.3 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,500 to $11,400 per month. The capital lease obligations mature between 2009 and 2025.
Inflation
The impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates based on the federal or applicable state minimum wage. Our workers’ compensation and health insurance costs have been and are subject to continued inflationary pressures. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which may be subject to inflationary increases.
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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of September 27, 2009, we had borrowings of $1.0 million outstanding under our New Senior Secured Revolving Credit Facilities. A hypothetical 10% fluctuation in interest rates as of September 27, 2009, would result in an after tax reduction of less than $0.01 million in earnings on an annualized basis, with a minimal impact on cash flow.
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
Information required by Item 701 of Regulation S-K has been previously reported on Form 8-K during the period covered by this report.

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

REAL MEX RESTAURANTS, INC.
Dated: November 12, 2009	By:	/s/ Richard E. Rivera
Richard E. Rivera
President & Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 12, 2009	By:	/s/ Steven Tanner
Steven Tanner
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

31.1	*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2	*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith