Form 10-K
period 2009-12-27
Real Mex Restaurants, Inc.
filed 2010-03-22
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2009

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
Registrant’s telephone number, including area code: (562) 346-1200
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

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
As of February 21, 2010, Real Mex Restaurants, Inc. had outstanding 1,000 shares of Common Stock, par value $0.001 per share.
DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” or “could” or words or phrases of similar meaning. They may relate to, among other things: our liquidity and capital resources; legal proceedings and regulatory matters involving our Company; food-borne illness incidents; increases in the cost of ingredients; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other casual dining restaurants; our ability to expand; and anticipated growth in the restaurant industry and our markets.
These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described in Item 1A “Risk Factors” of this report and elsewhere in this report. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. All of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for any ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report.
Unless otherwise provided in this report or the context otherwise requires, references to “we”, “us”, “Real Mex” and “Company” refer to Real Mex Restaurants, Inc., and our consolidated subsidiaries.
PART I
ITEM 1. BUSINESS
Our Company
We are one of the largest full service Mexican casual dining restaurant chain operators in the United States in terms of number of restaurants. As of December 27, 2009, we had 187 restaurants, located principally in California. Our four primary restaurant concepts, El Torito®, El Torito Grill®, Chevys Fresh Mex® and Acapulco Mexican Restaurant®, offer a large variety of traditional, innovative and authentic Mexican dishes and a wide selection of alcoholic beverages at moderate prices, seven days a week for lunch and dinner, as well as Sunday brunch. Our restaurant concepts feature fresh, high quality and flavorful foods, served in casual atmospheres. For fiscal year 2009, we generated revenues of $500.6 million, a decrease in same store sales of 10.4% from fiscal year 2008, a net loss of $49.6 million and net cash provided by operating activities of $16.9 million.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal year 2006 is comprised of 53 weeks and all other fiscal years presented are comprised of 52 weeks. See additional breakdown of these years into reported periods in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Merger Agreement
On August 17, 2006, we entered into an Agreement and Plan of Merger with our parent, RM Restaurant Holding Corp., and its wholly owned subsidiary, RM Integrated, Inc. On August 18, 2006, the stockholders of the Company entitled to vote thereon approved the Agreement and Plan of Merger. On August 21, 2006, the closing of the transactions contemplated by the Agreement and Plan of Merger occurred, and RM Integrated merged with and into the Company, with the Company continuing as the surviving corporation and the 100% owned subsidiary of our parent. The net purchase price of the Company was $200.9 million, consisting of $359.0 million in cash, plus net cash acquired of $35.2 million, plus $4.6 million in working capital and other adjustments plus direct acquisition costs of $3.9 million, less indebtedness assumed of $188.2 million and seller costs of $9.3 million.

Exchange Agreement
Effective November 13, 2008, our parent, and each of our parent’s existing lenders executed an agreement to exchange our parent’s then outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of our parent (the “Exchange”). Immediately prior to the Exchange, our parent effected a 100:1 reverse stock split of its common stock and after the Exchange the immediately post-split existing holders retained 5.5% of the shares of our parent’s common stock. Immediately after the Exchange, no stockholder, together with its affiliates, owned more than 50% of the capital stock of our parent. In connection with the Exchange, certain terms and conditions of our outstanding indebtedness were modified. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations”.
The Exchange was accounted for under the purchase method of accounting and affected the Company as push-down accounting is required. As no cash consideration was exchanged, we completed a valuation to determine the value of the equity exchanged, the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Exchange. The allocation of the purchase price is a preliminary estimate as the determination of the fair market values of the assets acquired and the liabilities assumed has not been finalized. We attribute the goodwill associated with the Exchange to the historical financial performance and the anticipated future performance of our operations. As this was a non-cash transaction, it has been excluded from the statement of consolidated cash flows.
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
Significant Stockholders of RM Restaurant Holding Corp.
Farallon Capital Management, L.L.C. (“Farallon”), is an investment firm founded in 1986 which manages equity capital for institutions, typically endowments and foundations, high net worth individuals, other pooled investment vehicles, and charitable organizations. Farallon invests globally in debt and equity of public and private companies.
Kohlberg Kravis Roberts & Co. (“KKR”), is a leading global alternative asset manager with $54.8 billion in assets under management, over 600 people and 13 offices around the world as of September 30, 2009. KKR manages assets through a variety of investment funds and accounts covering multiple asset classes. KKR seeks to create value by bringing operational expertise to its portfolio companies and through active oversight and monitoring of its investments. KKR complements its investment expertise and strengthens interactions with investors through its client relationship and capital markets platforms. KKR is publicly traded through KKR & Co. (Guernsey) L.P. (Euronext Amsterdam: KKR).

Sun Capital Partners, Inc. (“Sun Capital”) is a leading private investment firm focused on leveraged buyouts, equity, debt, and other investments in market-leading companies that can benefit from its in-house operating professionals and experience. Sun Capital affiliates have invested in and managed more than 200 companies worldwide since Sun Capital’s inception in 1995. Sun Capital has offices in Boca Raton, Los Angeles and New York, and affiliates with offices in London, Paris, Frankfort, and Shenzhen and Shanghai, China. Sun Capital has been one of the most active private investment firms in the U.S., closing 161 transactions from 2002 through 2008.
Company Structure
The following chart summarizes our current organizational structure.
Our Restaurant Concepts
El Torito and El Torito Grill (42.3% of fiscal year 2009 restaurant revenues). Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California. As of December 27, 2009, we operated 81 El Torito restaurants, including 9 El Torito Grill restaurants and 2 Sinigual restaurants, and this concept was the largest full service Mexican casual dining restaurant chain in California, in terms of number of restaurants. Our El Torito concept is dedicated to fresh, quality ingredients and authentic, made-from-scratch Mexican cuisine, including sizzling fajitas, hand-made tamales and traditional Mexican combination platters.
We feature authentic regional specialties created by our executive chef, Pepe Lopez. El Torito restaurants are modeled after a traditional Mexican hacienda. Lunch and dinner entrees range in price from $6.99 to $19.99 with an average dining room check per guest of $14.43 and $16.65 for El Torito and El Torito Grill, respectively, for fiscal year 2009.
El Torito restaurants are primarily free standing buildings. The restaurants average approximately 8,500 square feet with average seating of approximately 302 guests. All of the El Torito properties are leased.
In the El Torito concept, we drive the traditionally slower day-parts of early evening and weekday traffic through Happy Hour offers and specialty theme menus. During Happy Hour, guests enjoy value priced appetizers and drinks. Our Pronto Weekday Lunch menu and lunch buffets offer guests value priced, time sensitive entrees. We stimulate incremental traffic with value promotions such as our longstanding Tacorito Tuesday program where guests may enjoy grilled chicken, steak or carnitas tacos in the cantina, Kids Eat Free Wednesday and $2 off Cadillac Margaritas on Thursdays.
Chevys (37.9% of fiscal year 2009 restaurant revenues). Chevys was founded in Alameda, California in 1986. As of December 27, 2009, we operated 66 Company-owned restaurants, franchised 26 restaurants and this concept was the second largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants. Chevys is a comfortable yet high-energy restaurant concept that offers guests an array of freshly prepared Mexican dishes in an ultra-casual atmosphere. We offer an extensive variety of Mexican dishes, including traditional enchiladas, burritos and tacos, as well as a variety of combination platters. The food menu is complemented by a wide selection of margaritas and an assortment of Mexican and American beers. Lunch and dinner entrees range in price from $8.99 to $16.99 with an average dining room check per guest of $14.20 for fiscal year 2009.

Chevys restaurants are primarily freestanding and located in high-traffic urban and suburban areas. Chevys restaurants generally average approximately 7,700 square feet with average seating for approximately 326 guests in the dining room and cantina. All of the Chevys properties are leased. The restaurant design is cantina-style with a vibrant, ultra-casual layout. A signature item of Chevys is its fresh tortillas featured in the dining room which helps reinforce the Company’s commitment to freshness.
Chevys employs a number of promotions to drive sales during traditionally slower periods anchored by Sunday Fun Day, which features value pricing on Cadillac Margaritas as well as $3 guacamole and $2 mini fried ice cream. Also featured is a popular Kids Eat Free Tuesday promotion and a weekday Happy Hour with value drink pricing and half-price appetizers. Weekday lunch traffic is boosted with a Fresh Mex Lunch Value Menu, which offers lunch portions on the very popular Fajitas and a series of Lunch Bowls.
Acapulco (14.5% of fiscal year 2009 restaurant revenues). The first Acapulco restaurant opened in Pasadena, California in 1960. As of December 27, 2009, we had 32 Acapulco restaurant locations and this concept was the third largest full service, Mexican casual dining restaurant chain in California in terms of number of restaurants. We offer California style Mexican food featuring traditional favorites as well as seafood specialties such as grilled halibut, shrimp and crab entrees. We also feature a host of specialty drinks, including our signature Acapulco Gold Margarita™ made with premium Jose Cuervo Gold Tequila. Lunch and dinner entrees range in price from $5.99 to $17.99 with an average dining room check per guest of $14.45 for fiscal year 2009.
Acapulco restaurants are primarily freestanding and located in high-traffic urban and suburban areas. Acapulco restaurants generally average approximately 8,400 square feet with average seating for approximately 247 guests. Many locations have attractive outdoor patios. All but one of the properties are leased. Acapulco currently uses three models for restaurant decor: Hacienda, Aztec and Resort. The three styles, which are similar to one another, have allowed our Company to match design and capital expenditures with each location’s physical plant and the site’s customer demographics. A consistent appearance is achieved through similar exterior signage and the use of Mexican furnishings and vibrant primary color schemes in interior design throughout all Acapulco restaurants.
Acapulco benefits from long-standing value oriented day-part programs designed to drive incremental traffic during slow periods. Beginning with Sunday brunch, guests can indulge in a champagne brunch with a variety of fresh soups, chilled salads, a taco bar with handmade tortillas and a variety of traditional Mexican favorites. Weekday value promotions include Happy Hour, Margarita Mondays, Kids Eat Free Tuesdays, Crazy Combo Thursdays and a weekday lunch buffet for time sensitive guests.
Other Restaurant Concepts (5.3% of fiscal year 2009 restaurant revenues). As of December 27, 2009, we operated 8 additional restaurant locations, all of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; and Who Song & Larry’s. We acquired most of these restaurants with the acquisition of El Torito Restaurants, Inc.
Our Real Mex Foods Subsidiary
Founded in 1970, our Real Mex Foods, Inc. (“Real Mex Foods”) subsidiary provides purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers. Real Mex Foods has built significant expertise in the procurement, manufacturing, distribution, and product development of Mexican foods, and provides a one-stop source of supply needs to our restaurants on the West Coast and coordinates purchasing for all non-West Coast U.S. restaurants. Our relationship with Real Mex Foods generates significant purchasing economies of scale and ensures quality and consistency across our entire store base. This enables our restaurant managers to spend more time focusing on operations, without the burden of purchasing and supply management.
In addition to the internal benefits it provides, Real Mex Foods has a customer base with deep relationships in the quick service restaurant, or “QSR,” casual dining, retail, and foodservice channels. Real Mex Foods’ custom manufacturing and research and development, or “R&D,” capabilities provide quality Mexican food products to QSR brands such as El Pollo Loco, Rubio’s, and Baja Fresh in addition to private label products for retailers such as Trader Joe’s, Costco and Albertsons and a proprietary line of entrées under the Real Mex Foods label.

Our Competitive Strengths
Leading Operator with Local Appeal. We are the largest operator of Mexican casual dining restaurants in the U.S. and our El Torito, Chevys and Acapulco concepts are ranked #1, #2 and #3 in market share, respectively, in California. While there is minimal overlap of our concepts due to differing geographic concentrations, the high market density and long operating history of each concept creates a strong brand identity and marketing efficiencies not available to our national and “mom and pop” Mexican restaurant competitors. We believe our brands appeal to a wide demographic and will continue to benefit from the growing demand for fresh, authentic Mexican food and a fun, festive dining experience.
Demographic Trends and Long-Term Industry Dynamics. According to the U.S. Census Bureau, California is expected to grow from 33.8 million people in 2000 to 46.4 million people by 2030, the second largest incremental population increase of any state in the U.S. In addition, the U.S. Census Bureau projects the Hispanic population, which accounts for approximately 31% of our total restaurant revenue, to be the fastest growing demographic in the U.S., more than doubling in size from 35.3 million people in 2000 to 73.0 million people by 2030. We expect to benefit from these long-term demographic trends as we believe the Hispanic influence on dining trends will continue to grow in tandem with population growth.
Our restaurants are positioned to benefit from the long-term trend of increased expenditure on food consumed away from home. According to the USDA Economic Research Service, dollars spent on food away from home was 49% of total dollars spent on food in 2007, and is expected to reach 52% of total dollars spent on food by 2015. Additionally, our Real Mex Foods subsidiary is uniquely positioned to benefit and grow as a result of increasing consumer demand for convenient, home meal replacement solutions through the manufacture of packaged entrées sold through the grocery and club store channels and proprietary products developed for quick service restaurants.
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
Well Maintained Store Base and Limited Future Capital Requirements. We have consistently invested in our restaurants in an effort to uphold their image as attractive, well maintained concepts. Over the last four years, we have invested significant discretionary capital in our restaurants to maintain a fresh and comfortable dining experience which we believe sets us apart from our competitors. Furthermore, because we have no new restaurants or remodeling projects currently planned, we believe our modest ongoing capital expenditure requirements enhance our ability to generate free cash flow.
Proven Management Team with New and Experienced Leadership. We are led by a strong management team with extensive experience in all aspects of restaurant operations. Our management team has an average of more than 30 years of experience in the restaurant industry. Richard E. Rivera, our President, CEO, Interim CFO and Chairman, has more than 38 years of management experience in the restaurant and food service industries. Prior to joining Real Mex, Mr. Rivera served as Vice Chairman, President and Chief Operating Officer of Darden Restaurants in addition to various other executive positions at RARE Hospitality, Chart House, Applebee’s, TGI Fridays, El Chico, Del Taco and Steak & Ale. Mr. Rivera also served as Chairman of the National Restaurant Association from June 2007 to May 2008 and has been a board member since 1993. Mr. Rivera is joined by a very talented and tenured senior management team and board of directors with considerable experience in the restaurant and food industry.
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
Internal Production, Purchasing and Distribution Facilities. We centralize purchasing and distribution for the majority of our raw ingredients, fresh products and alcoholic beverages through our two purchasing and distribution facilities and manufacture food products through our manufacturing plant. The purchasing and distribution facilities, encompassing approximately 67,000 square feet in Buena Park and 54,000 square feet in Union City enable us to order and deliver food items and ingredients on a timely basis. We are able to leverage our purchasing power and reduce delivery costs, contributing to our restaurant gross margins. Our manufacturing facility, encompassing approximately 101,000 square feet, produces certain high volume items for our Acapulco restaurants including soups, baked goods and sauce bases, enabling us to maintain food quality and consistency while reducing costs. This facility also manufactures specialty products for sales to outside customers, marketed under the Real Mex Foods® label as well as co-packaged under other branded names. All three facilities have additional capacity to allow for growth in our distribution operations and production for outside customers.

Business Strategy
Our primary business objective is to increase profitability through same store sales growth and restaurant level margin improvements, identified reductions in overhead costs, and continued growth in outside sales by Real Mex Foods. During fiscal year 2009 we experienced a 10.4% decrease in comparable store sales, primarily as a result of the slowing U.S. economy which has negatively impacted overall consumer traffic in the restaurant industry. We do not expect the economy to improve during 2010. We are focused on minimizing the impact on our 2010 sales by providing increased value offerings to our customers to increase guest count and customer loyalty.
Same store sales and store margin improvements. At our El Torito concept, our intent is to communicate our commitment to creating fresh, authentic Mexican dishes and drinks through in-restaurant merchandising, direct mail, newspaper, internet advertising and public relations. During fiscal year 2009, we sought to improve sales and margins through new product introductions and signature specials during five promotional events. Our Acapulco concept built upon the positioning of a family of local Mexican neighborhood restaurants delivering generous portions of California-Mexican food and drink at a good value. In fiscal year 2009, we sustained the same number of direct mail drops and coupons as in fiscal year 2008. We launched five promotions featuring new product introductions as limited time offers and communicated these promotions vis-à-vis direct mail and in-restaurant merchandising. At our Chevys concept, we leveraged our equity in “Fresh Mex” and further enhanced the brand by incorporating fun and flavor into the concept’s positioning. We introduced five promotions that boasted fresh, fun and flavor and communicated the new offers through in-restaurant merchandising and direct mail with coupon incentives.
Growth in Outside Sales by Real Mex Foods. In addition to serving as the proprietary foods procurement, manufacturing, product development and distribution operation for our restaurants, Real Mex Foods leverages its scale and expertise through the development, manufacture and distribution of proprietary Mexican food products to more than 100 outside customers. We currently sell directly to or package for quick service and casual dining restaurants, amusement parks, club stores, and food service, retail, vending and institutional customers. We manufacture and sell a proprietary line of packaged multi-serve entrées including premium quality burritos, enchiladas and tamales under the Real Mex Foods label, in more than 600 retail supermarkets. We have developed a line of single-serve entrées that went into production in the third quarter, targeting smaller households. We believe the introduction of this single-serve line will increase our shelf-space and overall sales. We plan to continue expanding this business to include other products and to market these products to additional customers in these and other business segments, with a focus on manufactured products, which are more profitable than distribution-only accounts. Outside sales decreased 1.2% from 2008 to 2009, including an increase in manufactured sales of approximately $8.1 million, offset by a decrease in distribution sales of approximately $8.6 million.
Expansion of the Chevys franchise network. We currently have 10 franchisees operating 26 franchised Chevys restaurants in 12 states. We plan to continue to develop new franchise relationships and expand existing franchise relationships in order to increase Chevys brand awareness and marketing efficiencies and to increase revenues from new store franchise fees along with revenues from ongoing franchise royalties.
Employees
As of December 27, 2009, we had 11,236 employees. Of these employees, 9,982 were employed as restaurant hourly team members, 754 as restaurant managers, 357 as distribution and production facility employees, and 143 as executive, senior, and general office staff. None of our workforce is unionized.
Restaurant Staffing. Restaurants are assigned between three and five managers — typically, a general manager, one or more assistant managers and one chef. The average restaurant employs approximately 58 team members — approximately 35% of whom are in kitchen positions and 65% in guest service positions. The actual number of team members in each restaurant varies depending on sales volume, physical plant design, and unique operational needs.
Turnover. We believe one of our strengths is the relative stability of our employee staff. We believe that in fiscal year 2009, our hourly turnover of 56.7% and our management turnover of 23.1% were better than industry average. Our restaurant management is heavily tenured, with Regional Directors averaging approximately 15 years, General Managers averaging over 10 years and Managers averaging over 5 years. Hourly employee tenure averages almost 5 years. Other highly skilled positions such as chefs average 15 years with the Company.

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
Intellectual Property
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
Our restaurants’ sales of alcoholic beverages are subject to regulation in each state in which we operate. Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In fiscal year 2009, approximately 25.1% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcohol is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant, and we could lose significant revenue.
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
Risks Related to Our Company
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
The U.S. economic crisis adversely impacted our business and financial results in fiscal 2009 and a prolonged recession could materially affect us in the future.
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
Uninsured losses could occur.
We have comprehensive insurance, including general liability and property (including business interruption) extended coverage. However, there are certain types of losses that may be uninsurable or that we believe are not economical to fully insure, such as earthquakes and other natural disasters. In view of the location of many of our existing restaurants in California, our operations are particularly susceptible to damage and disruption caused by earthquakes. In the event of an earthquake or other natural disaster affecting our geographic area of operations, we could suffer a loss of the capital invested in, as well as anticipated earnings from, the damaged or destroyed properties.
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
Wage and hour class action lawsuits may adversely affect our business.
The Company is subject from time to time to employee claims based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws in the ordinary course of business. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. In recent years a number of restaurant companies have been subject to wage and hour class action lawsuits alleging violations of federal and state labor laws. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We have been and may in the future be named as a defendant in wage and hour class action lawsuits. Any significant judgment against us or settlement by us could adversely affect our financial condition and adverse publicity resulting from these allegations could adversely affect our business.

If we face labor shortages or increased labor costs, our growth and operating results could be adversely affected.
Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for well-qualified employees, higher employee turnover rates or increases in the federal or applicable state minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, full service casual dining segment restaurant operators have traditionally experienced relatively high employee turn over rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may result in higher employee turnover in our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
If the recession continues or increases in severity, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to satisfy lease covenants to us. In addition, other tenants at shopping centers in which we are located or have executed leases may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, such failures may result in us terminating leases in these locations. Also, decreases in total tenant occupancy in shopping centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.
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
Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In fiscal year 2009, approximately 25.1% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. Our restaurants are also subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.

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
Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill and other indefinite lived intangible assets be periodically evaluated for impairment based on the fair value. The downturn in the economy has resulted in an unfavorable impact on current operations and growth projections. As a result, impairment charges of goodwill and other intangible assets of approximately $16.3 million and $163.2 million were recognized during fiscal years 2009 and 2008, respectively. After recording this impairment loss and the valuation of the Company in accordance with the Exchange, approximately $99.5 million, or 39.4%, of our total assets represented goodwill and other indefinite lived intangible assets at December 27, 2009. Any further declines in our assessment of the fair value the Company could result in a further write-down of our goodwill and other indefinite lived intangible assets and a reduction in our net income.
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
Risks Related to Our 14.0% Senior Secured Notes due January 1, 2013
Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.
We have substantial indebtedness, including obligations under capital leases and unamortized debt discount. As of December  27, 2009, we had approximately $147.1 million of total debt outstanding, of which $120.6 million is secured. Subject to restrictions in the indenture and our senior secured and unsecured credit facilities, we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you and significant effects on our business, including the following:
•	it may be more difficult for us to satisfy our financial obligations, including with respect to the notes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness as well as to fund excess cash flow offers on the notes, which will reduce the funds available to use for operations and other purposes;

•
all of the indebtedness outstanding under our senior secured credit facility will have a prior ranking claim on substantially all of our assets, and all of the indebtedness outstanding under our other secured debt (like equipment financing) will have a prior ranking claim on the underlying assets;

•	our ability to fund a change of control offer may be limited;

•	our ability to borrow additional funds may be limited;

•	our high level of indebtedness could place us at a competitive disadvantage compared to those of our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	we may be restricted from making strategic acquisitions or exploiting other business opportunities; and

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.
We expect to use cash flow from operations to pay our expenses and scheduled interest and principal payments due in the next 12 months under our outstanding indebtedness, including the notes. Our ability to make these payments thus depends on our future performance, which is affected by financial, business, economic and other factors, many of which we cannot control. The economic downturn has negatively impacted our cash flow and has decelerated our growth plans. Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay or pay interest on our indebtedness, including the notes, to pay interest on our indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt (including the notes), sell assets or borrow more money. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including the indenture and our senior secured and unsecured credit facilities, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of the notes and our ability to pay the amounts due under the notes.

Despite our current indebtedness level, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.
As of December 27, 2009, we had $15.0 million of revolving credit availability under our $15.0 million senior secured credit facility. We and our subsidiaries may also be able to incur substantial additional indebtedness in the future. The terms of the indenture and the senior secured and unsecured credit facilities do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us, subject to any collateral securing the notes. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face could intensify.
We are a holding company and, therefore, our ability to make payments under the notes and service our other debt depends on cash flow from our subsidiaries.
We are, and are required under the indenture governing our notes to remain, a holding company. Our only material assets are our ownership interests in our subsidiaries. Consequently, we will depend on distributions or other intercompany transfers of funds from our subsidiaries to make payments under the notes and service our other debt. Distributions and intercompany transfers of funds to us from our subsidiaries will depend on:
•	their earnings;

•	covenants contained in agreements to which we or our subsidiaries are or may become subject, including our senior secured and unsecured credit facilities and the notes;

•	business and tax considerations; and

•	applicable law, including laws regarding the payment of dividends and distributions.
We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay any amounts due under the notes or our other indebtedness.
Our senior secured and unsecured credit facilities and the indenture for the notes impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.
Our senior secured and unsecured credit facilities and the indenture for the notes impose, and future debt agreements may impose, significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:
•	incur additional indebtedness;

•	repay indebtedness (including the notes) prior to stated maturities;

•	pay dividends on, redeem or repurchase our stock or make other distributions;

•	make acquisitions or investments;

•	create or incur liens;

•	transfer or sell certain assets or merge or consolidate with or into other companies;

•	enter into certain transactions with affiliates;

•	sell stock in our subsidiaries;

•	restrict dividends, distributions or other payments from our subsidiaries; and

•	otherwise conduct necessary corporate activities.

In addition, our senior secured and one of our unsecured credit facilities require us to maintain compliance with specified financial covenants.
These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the indenture governing the notes.
We may not be able to satisfy our obligations to holders of the notes upon a change of control or in connection with an excess cash flow offer or asset sale offer.
Upon the occurrence of a change of control, as defined in the indenture, we will be required to offer to purchase the notes at a price equal to 101% of the principal amount thereof, together with any accrued and unpaid interest and liquidated damages, if any, to the date of purchase, unless we have given a prior redemption notice. In addition, upon our accumulation of certain levels of excess cash flow, we will be required to offer to purchase the notes at a price equal to 100% of the principal amount thereof, together with any accrued and unpaid interest and liquidated damages, if any, to the date of purchase, unless we have given a prior redemption notice. Furthermore, if we sell assets and we do not use the net proceeds for specified purposes, we will be required to use such net proceeds to offer to repurchase the notes at 100% of the principal amount thereof, plus accrued and unpaid interest up to the date of repurchase.
We cannot assure you that, if a change of control, excess cash flow or asset sale offer is made, we will have available funds sufficient to pay the purchase price for any or all of the notes that might be delivered by holders of the notes seeking to accept the offer or that we will be permitted under the terms of our other indebtedness to make such offers and, accordingly, none of the holders of the notes may receive the purchase price for their notes.
In addition, the events that constitute a change of control under the indenture may also be events of default under our senior secured and unsecured credit facilities or other obligations we incur in the future. These events may permit the lenders under our senior secured and unsecured credit facilities to accelerate the debt outstanding thereunder and, if such debt is not paid, to enforce security interests in our assets, thereby limiting our ability to raise cash to purchase the notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the notes.
The notes will be structurally subordinated to indebtedness and other liabilities of any non-guarantor subsidiaries.
The notes will be structurally subordinated to the indebtedness and other liabilities (including trade payables) of any non-guarantor subsidiary, and holders of notes will not have any claim as a creditor against any non-guarantor subsidiary. In addition, the indenture under which the notes have been issued permits, subject to certain limitations, non-guarantor subsidiaries to incur additional indebtedness and does not contain any limitations on the amount of liabilities (such as trade payables) that may be incurred by them.
The proceeds from the sale of the collateral securing the notes may not be sufficient to pay all amounts owed under the notes. The collateral securing the notes is subject to first priority liens, and your right to receive payments on the notes will effectively be subordinated to payments under the instruments governing our priority lien obligations, including our senior secured credit facility, to the extent of the value of the assets securing that indebtedness.
The collateral securing the notes is subject to a first priority claim in favor of certain of our other indebtedness, including our senior secured credit facility, which must be paid in full before the collateral can be used to pay the notes. Indebtedness under our senior secured credit facility and certain other senior secured indebtedness that we may incur in the future, referred to in this report as priority lien debt, is and will be secured by a first priority lien on substantially all of our tangible and intangible assets, with certain exceptions. In addition, under the indenture certain other permitted prior liens may rank ahead of the second priority liens securing the notes. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, the assets that are pledged as collateral securing both the first priority claims and/or the claims secured by other permitted prior liens and the notes must first be used to pay the first priority claims and any claims secured by other permitted prior liens in full before making any payments on the notes.

In addition, the notes are secured by our assets only to the extent those assets constitute “collateral” under the security documents. Not all of our and our subsidiaries’ assets are “collateral.” Subject to limited exceptions, the notes are not secured by, among other assets, any of the following assets that we currently own or may acquire in the future:
•
any agreement or contract the terms of which prohibit, or would be breached by, the grant of a security interest therein to secure the notes, if (i) the prohibition is legally enforceable and (ii) after using commercially reasonable efforts, we have been unable to amend the agreement or contract to remove the offending terms;

•	money and letters of credit rights that are not supporting obligations;

•	any deposit accounts that have been pledged to secure priority lien obligations, if, after using commercially reasonable efforts, we have been unable to obtain perfected liens on those accounts;

•	any foreign intellectual property or automobiles, vehicles or the like in which a security interest cannot be perfected by the filing of a Uniform Commercial Code financing statement;

•
any other assets in which a security interest cannot be perfected by the filing of a Uniform Commercial Code financing statement, so long as the aggregate fair market value of those assets is not more than $1.0 million at any time;

•	any leased real property;

•	the voting stock of any foreign subsidiary in excess of 65% of the outstanding voting stock of that foreign subsidiary; and

•
while any priority lien obligations remain outstanding, any other assets that have not been pledged to secure priority lien obligations, so long as the aggregate fair market value of those assets is not more than $500,000 at any time.

Absent the Intercreditor Agreement between the trustee for the note holders under the indenture and the administrative agent for the lenders under our senior secured credit facility, the failure by the lenders under the senior secured credit facility to perfect their liens on the collateral properly might have allowed the security interests that secure the notes to assert first priority. The Intercreditor Agreement, however, bars the noteholders from asserting such priority. In addition, to the extent that third parties, including lenders under any credit facility, hold liens on the collateral, such third parties will have rights and remedies with respect to the assets or property subject to such liens that, if exercised, could adversely affect the value of the collateral.
No appraisal of the value of the collateral securing the notes has been made and the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. However, we believe that the book value of our tangible assets will be less than our secured indebtedness on a pro forma basis and we cannot assure you that liquidating the collateral securing the notes would be likely to produce proceeds in an amount sufficient to pay all or any amounts due on the notes, after first satisfying our obligations in full under our senior secured credit facility and any other obligations secured by a first priority lien or other permitted prior lien on the collateral. Under the Bankruptcy Code, unless the value of the collateral securing the notes is greater than the amount of the remaining obligations under the notes, holders of notes will not be entitled to post petition interest in a bankruptcy proceeding.
We have not analyzed the effect of such exceptions, limitations, imperfections and liens, and the existence of any could adversely affect the value of the collateral securing the notes as well as the ability of the collateral agent to realize or foreclose on such collateral.
For each of the reasons set forth above, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount realized by holders of the notes from the sale of the collateral securing the notes and the obligations under the notes will be an unsecured claim and will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.
Holders of notes will not control decisions regarding collateral.
The holders of the priority lien debt control substantially all matters related to the shared collateral securing the first priority claims and the notes. The holders of priority lien debt may cause the collateral agent under the applicable security agreements to take action (or delay or refuse to take action) to dispose of, foreclose on, or exercise other remedies with respect to the shared collateral with which holders of the notes may disagree or that may be contrary to the interests of holders of the notes.

The ability of the trustee to foreclose on the collateral may be limited.
The right of our secured creditors to foreclose on and sell collateral upon the occurrence of an event of default also could be subject to certain limitations under applicable federal bankruptcy laws if we become the subject of a case under the Bankruptcy Code. Various provisions of the Bankruptcy Code could prevent the trustee from repossessing and disposing of the collateral upon the occurrence of an event of default if a bankruptcy case is commenced by or against us before the trustee repossesses and disposes of the collateral. Under the Bankruptcy Code, secured creditors, such as the holders of the notes, may be prohibited from repossessing their collateral from a debtor in a bankruptcy case, or from disposing of collateral repossessed from such debtor, without prior bankruptcy court approval. Furthermore, other provisions of the Bankruptcy Code permit a debtor to continue to retain and to use the collateral (and the proceeds, products, rents or profits of such collateral) so long as the secured creditor is afforded “adequate protection” of its interest in the collateral. Although the precise meaning of the term “adequate protection” may vary according to circumstances, it is intended in general to protect a secured creditor against any diminution in the value of the creditor’s interest in its collateral. Accordingly, a bankruptcy court may find that a secured creditor is “adequately protected” if, for example, the debtor makes certain cash payments or grants the creditor additional or replacement liens as security for any diminution in the value of the collateral occurring for any reason during the pendency of the bankruptcy case. In view of the fact that the application of the doctrine of “adequate protection” will vary depending on the circumstances of the particular case and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the trustee could repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.” Furthermore, if the bankruptcy court determines the value of the collateral is not sufficient to repay all amounts due on the notes, you would hold secured claims to the extent of the value of the collateral to which a note holder is entitled, and would hold unsecured claims with respect to any shortfall.
Moreover, secured creditors that hold a security interest in real property may be held liable under environmental laws for the costs of remediating or preventing release or threatened releases of hazardous substances at such real property. The trustee may therefore need to evaluate the impact of such potential liabilities before determining to foreclose on collateral consisting of real property. Consequently, the trustee may decline to foreclose on such collateral or exercise remedies available if it does not receive indemnification to its satisfaction from the holders of the notes.
In addition, the trustee’s ability to foreclose on the collateral on your behalf may be subject to lack of perfection, the consent of third parties, prior liens (as discussed above) and practical problems associated with the realization of the trustee’s security interest in the collateral. We did not and will not obtain legal opinions on any of the real property included in the collateral. Therefore, the enforceability of the provisions of the deeds of trust securing our real property, including the remedial provisions, have not been and will not be passed on by local counsel.
Moreover, the Bankruptcy Code contains provisions permitting both secured and unsecured claims to be impaired, including materially re-written as to their terms and under certain circumstances, extinguished, pursuant to a Chapter 11 plan of reorganization that has been approved by a bankruptcy court. There are statutory requirements (including requirements intended to provide specific economic protections for holders of both secured and unsecured claims) that are to be satisfied before a bankruptcy court is legally entitled to approve or confirm a Chapter 11 plan of reorganization.
However, the bankruptcy court will determine, based on evidence at the confirmation hearing on such plan, whether certain of those statutory requirements have been satisfied upon the basis of the factual circumstances existing at the time of such confirmation hearing. The bankruptcy court’s factual findings on such matters generally are accorded deference by any appellate court and generally are not to be reversed on appeal unless “clearly erroneous.” Also, there is another doctrine generally applied by federal appellate courts, which generally is referred to as the “equitable mootness” doctrine and generally requires dismissal of any appeal of a bankruptcy court’s order confirming a Chapter 11 plan if a stay pending appeal has not been granted and if the plan has been so consummated (e.g., the transactions contemplated under the plan such as the payment of certain claims and/or the issuance of new debt or equity instruments have taken place) such that it would be unduly burdensome or unfair to third persons to unravel or “unwind” the plan. Thus, a bankruptcy court’s determination to confirm a Chapter 11 plan of reorganization is likely to be based in part on the bankruptcy court’s factual findings as to the future circumstances existing at the time of confirmation (as well as on its legal conclusions), may be subject with respect to those factual findings to a deferential review standard if appealed, and further may evade appellate review altogether if the appellate court determines that the “equitable mootness” doctrine is applicable to the circumstances surrounding such appeal and that, consequently, the appeal of that plan should be dismissed as being “equitably moot.” Accordingly, there can be no guarantee as to the manner in which the claims under the notes will be treated under any confirmed Chapter 11 plan of reorganization for us or any of our subsidiaries.

Rights of the holders of the notes in the collateral may be adversely affected by the failure to perfect security interests in certain collateral acquired in the future.
The collateral securing the notes includes certain assets that we may acquire in the future. Applicable law requires that certain property and rights, including real property, acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified. The collateral agent for the notes has no obligation to monitor the acquisition of, or the perfection of any security interests in, additional property or rights that constitute collateral. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, or that the necessary action will be taken to properly or timely perfect the security interest in such after acquired collateral. Such failure may result in the loss of the security interest in the collateral or the priority of the security interest in favor of the notes against third parties.
Any future pledge of collateral might be avoidable in bankruptcy.
Any future pledge of collateral to secure the notes, including pursuant to security documents delivered after the date of the indenture, might be avoidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, among others, if (1) the pledgor is insolvent at the time of the pledge, (2) the pledge permits the holders of the notes to receive a greater recovery than if the pledge had not been given, and (3) a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge, or, in certain circumstances, a longer period.
Federal and state fraudulent transfer or conveyance laws permit a court to void the notes, the security interests or the guarantees, and, if that occurs, you may not receive any payments on the notes.
The issuance of the notes, the grant of the security interests and the issuance of the guarantees may be subject to review under federal and state fraudulent transfer and conveyance statutes in a bankruptcy or reorganization case or lawsuit commenced by or on behalf of our or our guarantors’ unpaid creditors. Under these laws, if a court were to find that, at the time we issued the notes and our guarantors issued the guarantees or we or our guarantors granted the security interests, we or our guarantors:
•	incurred the indebtedness or granted the security interests with the intent of hindering, delaying or defrauding present or future creditors;

•	received less than reasonably equivalent value or fair consideration for incurring the indebtedness or granting the security interests;

•	were insolvent or rendered insolvent by reason of the incurrence of the indebtedness or the grant of the security interests;

•	were left with inadequate capital to carry on business; or

•
intended to incur, or did incur, or believed or reasonably should have believed that we or our restricted subsidiaries would incur, debts beyond our or our restricted subsidiaries’ ability to repay as they matured or became due, then, such court might:
•	subordinate the notes, the guarantees or the security interests to our or our guarantors’ presently existing or future indebtedness or any liens securing such indebtedness;

•	void the issuance of the notes, the guarantees or the security interests; or

•
take other actions detrimental to holders of the notes, including avoiding any payment by us pursuant to the notes or by the guarantors pursuant to the guarantees and requiring the return of any such payment to a fund for the benefit of our or our guarantors’ unpaid creditors.

In the event of a finding that a fraudulent conveyance occurred, a note holder may not receive any repayment on the notes. Further, the avoidance of the notes could result in an event of default with respect to our other debt that could result in acceleration of such debt.
Generally, an entity would be considered insolvent if, at the time it incurred indebtedness:
•	the sum of its debts, including contingent liabilities, was greater than the fair salable value of all its assets;

•
the present fair salable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•	it could not (or believed that it could not, or intended not to) pay its debts as they become due.
Without limiting the generality of the preceding paragraphs, we cannot predict:
•
what standard a court would apply in order to determine whether we or our guarantors were insolvent as of the date we or our guarantors issued the notes or the guarantees or granted the security interests, as applicable, or that regardless of the method of valuation, a court would determine that we or our guarantors were insolvent on that date; or

•	whether a court would not determine that the notes, the guarantees or the security interests constituted fraudulent transfers on another ground.
Because the notes were issued with original issue discount, the interest payable in a bankruptcy case could be reduced, including by deduction of amounts of “unmatured interest” at the time of bankruptcy filing.
If a bankruptcy case is commenced by or against us under the Bankruptcy Code, the claim of a holder of notes with respect to the principal amount thereof may be limited to an amount equal to the sum of (i) the issue price of the notes and (ii) that portion of the original issue discount which is not deemed to constitute “unmatured interest” for purposes of the Bankruptcy Code. Accordingly, holders of the notes under such circumstances may, even if sufficient funds are available, receive a lesser amount than they would be entitled to under the express terms of the notes. In addition, there can be no assurance that a bankruptcy court would compute the accrual of interest by the same method as that used for the calculation of original issue discount under U.S. federal income tax law and, accordingly, a holder might be required to recognize gain or loss in the event of a distribution related to such a bankruptcy case.
Because the notes were issued with original issue discount, U.S. holders of the notes generally must include interest in income in advance of the receipt of cash attributable to such income.
The notes were issued with original issue discount for U.S. federal income tax purposes. Holders of notes who are U.S. persons generally must include original issue discount in gross income for U.S. federal income tax purposes on an annual basis under a constant yield accrual method regardless of their regular method of tax accounting. These holders must include original issue discount in income in advance of the receipt of cash attributable to such income.
There is no established trading market for the notes, and an active trading market may not develop for the notes. Therefore, a holder of the notes may not be able to sell the notes readily or at all or at or above the price that such holder paid.
There is no established trading market for the notes. We do not intend to apply for the notes to be listed on any securities exchange or to arrange for quotation on any automated dealer quotation systems. A note holder may not be able to sell its notes at a particular time or at favorable prices. As a result, we cannot provide any assurance as to the liquidity of any trading market for the notes. As a result, a note holder may be required to bear the financial risk of its investment in the notes indefinitely. If any of the notes are traded after they are initially issued, they may trade at a discount from their initial offering price. If a trading market were to develop, future trading prices of the notes may be volatile and will depend on many factors, including:
•	our operating performance and financial condition;

•	prevailing interest rates;

•	the interest of securities dealers in making a market for them; and

•	the market for similar securities.

In addition, the market for non-investment grade debt historically has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market for the notes, if any, may be subject to similar disruptions that could adversely affect their value and liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Cypress, California. We occupy this facility under a lease that expires in 2012. As of December 27, 2009, we leased 186 restaurant facilities and owned one. The majority of our leases are for 10, 15 or 20-year terms, include options to extend the terms, include rent holidays, rent escalation clauses and/or contingent rent provisions and some of our leases have tenant improvement allowances. Our restaurant leases have terms that expire between fiscal years 2010 and 2028 (excluding renewal options not yet exercised) and have an average remaining term of approximately 13 years, including options.
Restaurant Locations
As of December 27, 2009, we owned, licensed or franchised 221 restaurants in 16 states and two foreign countries, of which 187 are Company operated and 34 operate under franchise or license arrangements.
Our restaurant locations by concept and state as of December 27, 2009 were as follows:

	Concepts
State	El Torito(1)	Chevys	Acapulco	Franchised	Other(2)	Total
California	75	46	31	1	2	155
Missouri	—	—	—	8	4	12
Illinois	—	1	—	4	1	6
New Jersey	—	2	—	3	—	5
Oregon	1	3	1	—	—	5
Florida	1	2	—	1	—	4
Maryland	—	2	—	2	—	4
New York	1	2	—	1	—	4
Virginia	—	3	—	1	—	4
Arizona	2	2	—	—	—	4
Washington	—	1	—	1	1	3
Louisiana	—	—	—	2	—	2
Nevada	—	2	—	—	—	2
Indiana	1	—	—	—	—	1
Minnesota	—	—	—	1	—	1
South Dakota	—	—	—	1	—	1

Total domestic	81	66	32	26	8	213

Japan	—	—	—	6	—	6
Turkey	—	—	—	2	—	2

Total including International	81	66	32	34	8	221

(1)	Includes El Torito Grill and Sinigual restaurants.

(2)	Includes Las Brisas, Who ·Song&Larry’s, El Paso Cantina and Casa Gallardo restaurants.

We also lease an approximately 101,000 square foot dedicated manufacturing facility located in Vernon, California, an approximately 67,000 square foot warehouse and distribution facility located in Buena Park, California and an approximately 54,000 square foot warehouse and distribution facility located in Union City, California, utilized by our subsidiary, Real Mex Foods.
Our owned and certain of our leased real property is pledged to secure indebtedness outstanding under our senior credit facility and our senior secured notes.
ITEM 3. LEGAL PROCEEDINGS
We are periodically a defendant in cases involving personal injury, employment-related claims, third-party Americans with Disabilities Act accessibility claims and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of our Company.
ITEM 4. (REMOVED AND RESERVED)
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There is currently no established public trading market for our outstanding common stock.
Holders
The number of record holders of each of our classes of common stock as of February 21, 2010 was as follows:
Common Stock: 1
Dividends
No dividends were paid during fiscal years 2009, 2008 or 2007. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we currently do not anticipate declaring any dividends in the foreseeable future. Our ability to pay dividends is restricted by certain covenants contained in our secured and unsecured senior credit facilities, as well as certain restrictions contained in our indenture relating to our senior secured notes.
Securities Authorized For Issuance under Equity Compensation Plans
For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Recent Sales of Unregistered Securities and Repurchases of Equity Securities
We did not sell any unregistered equity securities in fiscal year 2009 nor did we repurchase any equity securities in the fourth quarter of 2009.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of our Company, with respect to the periods prior to (the “Predecessor Period”) and following (the “Successor Period”) the Exchange. The selected historical consolidated financial data has been derived from our Company’s audited consolidated financial statements for the Successor Period fiscal year ended 2009 (“Successor 2009”), Successor Period from November 14, 2008 to December 28, 2008 (“Successor 2008”), the Predecessor Period from December 31, 2007 to November 13, 2008 (“Predecessor 2008”), the Predecessor Period fiscal year 2007 (“Predecessor 2007”), the Predecessor Period from August 21, 2006 to December 31, 2006 (“Predecessor 2006-2”), the Predecessor Period from December 26, 2005 to August 20, 2006 (“Predecessor 2006-1”) and the Predecessor Period fiscal year ended December 2005. When combined, fiscal year 2006 consists of 53 weeks and all other fiscal years presented consist of 52 weeks. This data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Successor		Predecessor
	Fiscal	November 14,	December 31,	Fiscal	August 21,	December 26,	Fiscal
	Year	2008 to	2007 to	Year	2006 to	2005 to	Year
	Ended	December 28,	November 13,	Ended	December 31,	August 20,	Ended
	2009	2008	2008	2007	2006	2006	2005(4)
	(in thousands)
Statement of Operations Data:
Restaurant revenues	$456,699	$52,448	$456,587	$523,352	$179,630	$351,591	$510,013
Other revenue	41,302	4,571	37,110	38,164	11,094	18,358	20,532
Total revenues	500,597	57,316	496,429	565,191	192,098	372,552	534,296
Cost of sales	121,451	14,255	123,878	140,824	46,883	87,388	127,126
Labor	185,455	21,210	178,962	199,843	67,729	125,748	186,390
Direct operating and occupancy expense	136,395	14,886	133,351	148,307	51,127	94,422	140,648
Total operating costs	443,301	50,351	436,191	488,974	165,739	307,558	454,164
General and administrative expenses	25,323	3,234	26,493	31,901	11,414	18,893	28,346
Depreciation and amortization	31,230	3,750	21,724	23,961	10,323	12,230	18,498
Impairment of goodwill and intangible assets	16,294	—	163,196	10,000	—	—	—
Gain on extinguishment of debt	(10,875)	—	—	—	—	—	—
Operating (loss) income	(9,384)	(19)	(158,668)	6,854	3,379	18,150	31,433
Interest expense	45,870	4,108	16,407	19,326	10,481	16,005	22,973
(Loss) income before income tax provision	(55,005)	(4,103)	(173,061)	(10,802)	(8,238)	2,787	8,677
Net (loss) income	(49,598)	(4,103)	(173,113)	(23,546)	(5,047)	1,480	13,386
Redeemable preferred stock accretion	—	—	—	—	—	(10,126)	(14,583)
Net loss attributable to common stockholders(1)	$(49,598)	$(4,103)	$(173,113)	$(23,546)	$(5,047)	$(8,646)	$(1,197)
Balance Sheet Data:
Cash and cash equivalents	3,317	2,099		2,323	2,710		14,871
Property and equipment, net	84,524	110,505		96,179	90,802		82,592
Total assets	252,361	298,328		434,455	447,135		310,889
Total debt(2)	147,114	161,813		186,187	183,905		182,031
Total stockholder’s equity	2,320	23,044		163,113	184,077		50,584
Other Financial Data:
Capital expenditures	$6,773	$24,068		$34,404	$26,380		$23,408
Ratio of earnings to fixed charges(3)	—	—		—	—		1.2	x

(1)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as a result of certain factors, including those set forth under the heading “Forward-Looking Statements” above and elsewhere in this report. Unless otherwise provided below or the context otherwise requires, references to “we”, “us”, “our” and “Company” refer to Real Mex Restaurants, Inc. and our consolidated subsidiaries. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of December 27, 2009, we operated 187 restaurants, 154 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods.
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
As a result of the downturn in the economy, no new restaurants were opened during fiscal year 2009. During fiscal year 2008, we opened five restaurants, including our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 include one El Torito and two Chevys restaurants in California. During fiscal year 2007, we opened four restaurants, including two El Torito, one El Torito Grill and one Chevys restaurant, all in California.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal year 2006 is comprised of 53 weeks and all other fiscal years presented are comprised of 52 weeks. See additional breakdown of these years into reported periods in Results of Operations below. When calculating same store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of December 27, 2009, we had 180 restaurants that met this criterion.
In fiscal year 2009, we generated revenues of $500.6 million. Our revenues are comprised of restaurant sales, other revenues and royalty and franchise fees. Restaurant revenues include sales of food and alcoholic and other beverages. Other revenues consist primarily of sales by Real Mex Foods to outside customers of processed and packaged prepared foods and other merchandise items.
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
Goodwill and other indefinite lived intangible assets are deemed to have an indefinite life and are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. Impairment of goodwill and intangible assets reflects the impairment losses related to the difference between the fair value and recorded value as identified in our annual impairment tests. The fair value of goodwill was determined using discounted cash flow projections based upon management forecasts. For the valuation of other indefinite lived intangible assets, including trademarks and franchise agreements, discounted future royalty methods are used. We recorded impairment charges related to goodwill and other indefinite lived intangible assets of $16.3 million and $163.2 million in fiscal years 2009 and 2008, respectively, as a result of the impact of the downturn in the economy on current operations and growth projections.
Amortization of favorable lease asset and unfavorable lease liability, net, represents the amortization of the asset in excess of the approximate fair market value and the liability in excess of the approximate fair market value of the leases assumed, which is revalued in purchase price accounting. The amounts are being amortized over the remaining primary term of the underlying leases.
Our annual operating results are impacted by restaurant closures to the extent we close locations. Due to our long operating history, restaurant closures are generally the result of lease expirations. Many of our leases are non-cancelable and have initial terms of 10 to 20 years with one or more renewal terms of three or more years that we may exercise at our option. As of December 27, 2009, we owned one restaurant location and leased the remaining 186.
We perform ongoing analyses of restaurant cash flow and in the case of negative cash flow or underperforming restaurants, we may negotiate early termination of leases, allow leases to expire without renewal or sell restaurants. In addition, from time to time we may be forced to close a successful restaurant if we are unable to renew the lease on satisfactory terms, or at all. From the end of fiscal year 2007 to the end of fiscal year 2009, we closed 20 restaurants, 13 of which were early lease terminations and 7 of which we were unable to renew the leases thereon.
Results of Operations
Our operating results for the Successor 2009, Successor 2008, Predecessor 2008 and Predecessor 2007 are expressed as a percentage of total revenues below. Because of purchase accounting adjustments to the fair market value of long-term assets and long-term liabilities, and because the number of days in each period presented vary, certain amounts may not be comparable between each period presented.

	Successor		Predecessor
	Fiscal	November 14,	December 31,	Fiscal
	Year	2008 to	2007 to	Year
	Ended	December 28,	November 13,	Ended
	2009	2008	2008	2007

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.3	24.9	25.0	24.9
Labor	37.0	37.0	36.0	35.4
Direct operating and occupancy expense	27.2	26.0	26.9	26.2
Total operating costs	88.6	87.8	87.9	86.5
General and administrative expense	5.1	5.6	5.3	5.6
Depreciation and amortization	6.2	6.5	4.4	4.2
Impairment of goodwill and intangible assets	3.3	—	32.9	1.8
Operating (loss) income	(1.9)	—	(32.0)	1.2
Interest expense	9.2	7.2	3.3	3.4
Loss before income tax provision	(11.0)	(7.2)	(34.9)	(1.9)
Net loss	(9.9)	(7.2)	(34.9)	(4.2)

Fiscal Year 2009 Compared to Fiscal Year 2008
Total Revenues. Total revenues were $500.6 million in Successor 2009 compared to $57.3 million in Successor 2008 and $496.4 million in Predecessor 2008. The overall decrease of $53.1 million, or 9.6%, was due to a $52.3 million decrease in restaurant revenues, a $0.4 million decrease in other revenues and a $0.4 million decrease in royalty and franchise fees. The $52.3 million decrease in restaurant revenues was primarily due to comparable store sales declines of 10.4% versus fiscal year 2008. This decline is primarily attributable to a reduction in guest count at our existing restaurants resulting from the slowing U.S. economy, which has negatively impacted overall consumer traffic in the restaurant industry. The decrease in other revenues was primarily due to a decrease in sales to outside customers by Real Mex Foods, including a decrease in distribution sales of $8.6 million, partially offset by an increase in manufacturing sales of $8.1 million.
Cost of Sales. Total cost of sales was $121.5 million in Successor 2009 compared to $14.3 million in Successor 2008 and $123.9 million in Predecessor 2008. The overall decrease of $16.7 million, or 12.1%, was primarily due to lower commodity costs, primarily cheese, dairy, beef and poultry, combined with the comparable store sales decline noted above. As a percentage of total revenues, cost of sales decreased to 24.3% from 24.9% in Successor 2008 and 25.0% in Predecessor 2008.
Labor. Labor costs were $185.5 million in Successor 2009 compared to $21.2 million in Successor 2008 and $179.0 million in Predecessor 2008. The overall decrease of $14.7 million, or 7.4%, was primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with lower casualty insurance expense and health insurance expense. As a percentage of total revenues, labor costs were 37.0% in Successor 2009 as compared to 37.0% in Successor 2008 and 36.0% in Predecessor 2008. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $136.4 million in Successor 2009 compared to $14.9 million in Successor 2008 and $133.4 million in Predecessor 2008. The overall decrease of $11.8 million, or 8.0%, was primarily due to lower utilities, maintenance and cleaning and advertising expense in Successor 2009 as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. As a percentage of total revenues, direct operating and occupancy expense was 27.2% in Successor 2009 as compared to 26.0% in Successor 2008 and 26.9% in Predecessor 2008. The increase as a percent of total revenues in Successor 2009 was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed or take time to adjust for the reduction in sales.
General and Administrative Expense. General and administrative expense was $25.3 million in Successor 2009 compared to $3.2 million in Successor 2008 and $26.5 million in Predecessor 2008. The overall decrease of $4.4 million, or 14.8%, was primarily due to lower labor expense as a result of reductions in headcount and wage rate reductions to minimize the impact of lower restaurant revenues. As a percentage of total revenues, general and administrative expense was 5.1% in Successor 2009 as compared to 5.6% in Successor 2008 and 5.3% in Predecessor 2008.
Depreciation and Amortization. Depreciation and amortization expense was $31.2 million in Successor 2009 compared to $3.8 million in Successor 2008 and $21.7 million in Predecessor 2008. The overall increase of $5.7 million, or 22.6%, was primarily due to depreciation of the assets of new restaurants combined with the revaluation of tangible and intangible assets in conjunction with the Exchange. As a percentage of total revenues, depreciation and amortization was 6.2% in Successor 2009 as compared to 6.5% in Successor 2008 and 4.4% in Predecessor 2008.
Impairment of Goodwill and Other Intangible Assets. Goodwill and other intangible asset impairment charges of $16.3 million were recorded in Successor 2009 compared to $163.2 million recorded in Predecessor 2008, to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and other indefinite lived intangible assets. The fair value of goodwill was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. For the valuation of other indefinite lived intangible assets, including trademarks and franchise agreements, discounted future royalty methods are used. No goodwill or trademark impairment was recognized by the Company during Successor 2008.
Interest Expense. Interest expense was $45.9 million in Successor 2009 compared to $4.1 million in Successor 2008 and $16.4 million in Predecessor 2008. The overall increase of $25.4 million, or 123.6%, was primarily due to the refinancing of our debt during the third quarter of 2009, resulting in the write off of the remaining deferred debt fees and unamortized debt discount on our senior secured notes due 2010, with total amortization of $22.9 million recorded as interest expense in Successor 2009. The remaining increase of $2.5 million was primarily related to the increase in principal and interest rate on the new issuance of our notes in July 2009. (See “Debt and Other Obligations” for details on the refinancing of our debt). As a percentage of total revenues, interest expense was 9.2% in Successor 2009 as compared to 7.2% in Successor 2008 and 3.3% in Predecessor 2008.

Gain on Extinguishment of Debt. As a result of the exchange by a lender under the senior unsecured credit facility, as amended, of $15.0 million of unsecured debt for $4.6 million aggregate principal amount of our notes issued in July 2009 (which were issued for $4.1 million), we recorded $10.9 million as a gain on extinguishment of debt in Successor 2009. (See “Debt and Other Obligations” for details on the refinancing of our debt).
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. During Succesor 2009 we recorded an income tax benefit of $5.4 million as a result of the impairment to our intangible assets, resulting in a reduction of our related deferred tax liability. As a result of our valuation allowance, no income tax benefit was recorded in Successor 2008. The provision recorded of less than $0.1 million in Predecessor 2008 represents various state taxes incurred.
Fiscal Year 2008 Compared to Fiscal Year 2007
Total Revenues. Total revenues were $57.3 million in Successor 2008 and $496.4 million in Predecessor 2008, compared to $565.2 million in Predecessor 2007. The overall decrease of $11.4 million, or 2.0%, was due to a $3.5 million increase in other revenues, offset by a $14.3 million decrease in restaurant revenues and a $0.6 million decrease in royalty and franchise fees. The $3.5 million increase in other revenues was primarily due to an increase in sales to existing outside customers and the addition of new outside customers by Real Mex Foods, our distribution and manufacturing subsidiary. The $14.3 million decrease in restaurant revenues was primarily due to comparable store sales declines of 2.3% versus fiscal year 2007. The comparable store sales decline was approximately 1.2% during Predecessor 2008 and approximately 13.2% during Successor 2008. This decline is primarily attributable to a reduction in guest count at our existing restaurants resulting from the slowing U.S. economy, which has negatively impacted overall consumer traffic in the restaurant industry. This decline particularly impacted our December sales, combined with the shortened peak shopping period between Thanksgiving and Christmas holidays from almost 5 weeks in 2007 to 4 weeks in 2008.
Cost of Sales. Total cost of sales was $14.3 million in Successor 2008 and $123.9 million in Predecessor 2008, compared to $140.8 million in Predecessor 2007. The overall decrease of $2.7 million, or 1.9%, was primarily due to the comparable store sales decline noted above. As a percentage of total revenues, cost of sales remained consistent, at 24.9% in Successor 2008 and 25.0% in Predecessor 2008 compared to 24.9% in Predecessor 2007. The slight increase in Predecessor 2008 of 0.1% was primarily due to higher commodity costs, specifically poultry, dairy and oils during 2008.
Labor. Labor costs were $21.2 million in Successor 2008 and $179.0 million in Predecessor 2008, compared to $199.8 million in Predecessor 2007. The overall increase of $0.3 million, or 0.2%, was primarily due to higher benefits expense combined with annual restaurant management salary increases partially offset by lower hourly labor expense related to the comparable store sales decline. As a percentage of total revenues, labor costs increased to 37.0% in Successor 2008 and 36.0% in Predecessor 2008 compared to 35.4% in Predecessor 2007. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $14.9 million in Successor 2008 and $133.4 million in Predecessor 2008, which is consistent overall with $148.3 million in Predecessor 2007. As a percentage of total revenues, direct operating and occupancy expense was 26.0% in Successor 2008 and 26.9% in Predecessor 2008 compared to 26.2% in Predecessor 2007. The increase as a percent of total revenues in Predecessor 2008 was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed or take time to adjust for the reduction in sales.
General and Administrative Expense. General and administrative expense was $3.2 million in Successor 2008 and $26.5 million in Predecessor 2008 as compared to $31.9 million in Predecessor 2007. The overall decrease of $2.2 million, or 6.8%, was primarily due to lower salary expense associated with position eliminations during Predecessor 2008. As a percentage of total revenues, general and administrative expense was flat at 5.6% in Successor 2008 and decreased to 5.3% in Predecessor 2008 compared to 5.6% in Predecessor 2007. The increase from Predecessor 2008 to Successor 2008 resulted from the decrease in comparable sales for Successor 2008, as noted above, plus accrued severance of $0.5 million related to the resignation of our former CEO in December 2008.
Depreciation and Amortization. Depreciation and amortization expense was $3.8 million in Successor 2008 and $21.7 million in Predecessor 2008 as compared to $24.0 million in Predecessor 2007. The overall increase of $1.5 million, or 6.3%, was primarily due to depreciation on the assets of new restaurants. In addition, in conjunction with the Exchange, we revalued our assets, which resulted in an increase in property and equipment of $18.7 million at November 13, 2008, resulting in additional depreciation in Successor 2008 of $0.8 million. As a percentage of total revenues, depreciation and amortization increased to 6.5% in Successor 2008 and 4.4% in Predecessor 2008 from 3.9% in Predecessor 2007.

Impairment of Goodwill and Other Intangible Assets. Non-cash goodwill and intangible asset impairment charges of $163.2 million and $10.0 million were recorded in Predecessor 2008 and Predecessor 2007, respectively, to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and other indefinite lived intangible assets. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. No goodwill or trademark impairment was recognized by the Company during Successor 2008.
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
Income tax provision. No income tax expense was recorded during Successor 2008. We have recorded income tax expense of $0.1 million in Predecessor 2008 and $12.7 million in Predecessor 2007. During Predecessor 2007, we recorded a deferred tax valuation allowance of $13.3 million. In 2008, we continue to record a valuation allowance against our deferred tax assets, which was $23.1 million at December 28, 2008. The amount of deferred tax assets considered realizable is based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry forwards. In evaluating future taxable income for valuation allowance purposes as of December 28, 2008, we considered only income expected to be generated in fiscal years 2009, 2010 and 2011.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at December 27, 2009, including obligations under capital leases and unamortized debt discount, was $147.1 million, and we had $15.0 million of revolving credit availability under our $15.0 million senior secured revolving credit facility. As discussed below, in July 2009, we refinanced our notes, amended the credit agreement relating to our senior secured revolving credit facilities and amended and restated the credit agreement relating to our senior unsecured credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
Operating Activities. We had net cash provided by operating activities of $16.9 million for Successor 2009 compared to $7.2 million for Successor 2008 and $17.7 million for Predecessor 2008, resulting in a net decrease overall of $8.0 million from the combined results from Predecessor 2008 and Successor 2008 to Successor 2009. The decrease in cash provided by operating activities was primarily attributable to the decrease in revenues resulting in a $7.6 million decrease in net profits (net loss adjusted for non-cash items), combined with $0.4 million in working capital changes.

Investing Activities. We had net cash used in investing activities of $7.2 million for Successor 2009 compared to $0.8 million for Successor 2008 and $23.6 million for Predecessor 2008. The overall decrease in cash used in investing activities of $17.1 million was primarily the result of a decrease in additions to property and equipment of $17.3 million. The decrease in additions primarily results from no construction of new restaurants during 2009, combined with management’s focus on reducing capital expenditures in order to minimize the impact of lower restaurant revenues and restrictions in our notes issued during July 2009.
We expect to make capital expenditures totaling approximately $8.0 million in fiscal year 2010 comprised of approximately $0.6 million for information technology, approximately $1.3 million for Real Mex Foods and approximately $6.1 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to remodel or open any new restaurants during 2010 as a result of the continued impact of the downturn in the economy which we do not expect to improve during 2010 and restrictions in our notes issued during July 2009.
Financing Activities. We had net cash used in financing activities of $8.5 million for Successor 2009 compared to $5.7 million for Successor 2008 and net cash provided by financing activities of $4.9 million for Predecessor 2008. The overall increase in cash used in financing activities of $7.7 million was primarily the result of a decrease in the net repayment of our senior secured revolving credit facility during the current year of approximately $3.9 million, combined with a decrease in capital contributions of $2.9 million. Additionally, as a result of the refinancing of our debt, we had a net cash outflow of approximately $0.7 million. See “Debt and Other Obligations” below for further discussion of the refinancing transactions.
Debt and Other Obligations
On July 7, 2009, we completed an offering of $130.0 million aggregate principal amount of 14.0% senior secured notes due January 1, 2013, which are guaranteed by RM Restaurant Holding Corp. (“Holdco”), our parent company, and all of our existing and future domestic restricted subsidiaries, or the guarantors. The notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The notes were issued pursuant to an indenture, dated July 7, 2009, by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the notes was used to refinance a portion of the existing indebtedness, including repayment of our existing $105.0 million senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6.5 million were recorded related to the issuance of the notes. The remaining deferred debt fees and unamortized debt discount related to the $105.0 million senior secured notes due 2010 of $11.7 million were recorded as interest expense on July 7, 2009.
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
The notes and the guarantees are secured by a second-priority security interest in substantially all of our assets and the assets of the guarantors, including the pledge of 100% of all outstanding equity interests of each of our domestic subsidiaries. On the closing date of the issuance of the notes, the Company and the guarantors entered into a registration rights agreement, pursuant to which we agreed to file with the SEC, and cause to become effective, a registration statement with respect to a registered offer to exchange the notes for an issue of our senior secured notes with terms identical to the notes in all material respects. The registration statement was declared effective on October 8, 2009. In addition, we agreed to file, in certain circumstances, a shelf registration statement covering resales of the notes. A shelf registration statement covering resales of the notes was declared effective by the SEC on December 1, 2009.
Senior Secured Revolving Credit Facilities. On January 29, 2007, we entered into a Second Amended and Restated Revolving Credit Agreement with General Electric Capital Corporation, which provided for a $15.0 million revolving credit facility and $25.0 million letter of credit facility, maturing on January 29, 2009, collectively, the senior secured revolving credit facilities. Under the senior secured revolving credit facilities, the lenders agreed to make loans and issue letters of credit to and on behalf of the Company and our subsidiaries.
In connection with the offering of the notes, we amended the Second Amended and Restated Revolving Credit Agreement. The amendment extended the term of the senior secured revolving credit facilities to July 1, 2012 and modified certain financing covenants. Interest on the outstanding borrowings under the senior secured revolving credit facilities is based on either prime rate plus Applicable Margin or ninety-day LIBOR plus Applicable Margin, as defined in and subject to certain restrictions in the amendment, and fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1.6 million were recorded related to the amendment.
Obligations under the senior secured revolving credit facilities are guaranteed by all of our subsidiaries, as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The senior secured revolving credit facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of December 27, 2009, we had $7.5 million available under the $25.0 million letter of credit facility and $15.0 million available under the $15.0 million revolving credit facility that may also be utilized for the letters of credit.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At December 27, 2009, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
Senior Unsecured Credit Facility. On October 5, 2006, we entered into an Amended and Restated Senior Unsecured Credit Agreement, which provided for a single term loan of $65.0 million maturing on October 5, 2010. Obligations under the senior unsecured credit facility are guaranteed by all of our subsidiaries.
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

In connection with the offering of the notes, we entered into a Second Amended and Restated Credit Agreement, by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch, pursuant to which the principal balance of the existing unsecured loan owing by the Company under the existing senior unsecured credit facility, as amended, was reduced from $65.0 million to $25.0 million through (i) the assumption by Holdco of $25.0 million of such unsecured debt and (ii) the exchange by a lender under the senior unsecured credit facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of notes, subject to an original issue discount of 10%. As a result, we recorded a gain on extinguishment of debt of $10.9 million. Deferred debt fees of $0.2 million were recorded related to the Second Amended and Restated Credit Agreement. Interest accrues at an annual rate of 16.5% and is payable quarterly; provided that (i) such interest is payable in kind for the first four quarters following the closing date of the issuance of the notes and (ii) thereafter will be payable in a combination of cash and in kind. The term of the senior unsecured credit facility was extended to July 1, 2013 and certain covenants were modified.
The senior unsecured credit facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes and the senior secured revolving credit facilities). At December 27, 2009, we were in compliance with all specified financial and other covenants under the senior unsecured credit facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 27, 2009, the principal amount outstanding on the mortgage was $0.5 million.
Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. In addition, we have entered into additional capital leases for equipment of $0.3 million during fiscal year 2009. The remaining capital lease obligations have a weighted-average interest rate of 8.5%. As of December 27, 2009, the principal amount due relating to capital lease obligations was $1.2 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,500 to $11,000 per month. The capital lease obligations mature between 2010 and 2025.
The following table represents our contractual commitments as of December 27, 2009 associated with obligations under debt agreements, other obligations discussed above and from our operating leases:

		Less than			More than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	($ in thousands)
Contractual Obligations
Long Term Debt Obligations(1)	$157,071	$657	$182	$156,192	$40
Capital Lease Obligations	1,533	496	589	171	277
Operating Lease Obligations(2)	260,740	41,641	72,225	54,250	92,624
Purchase Obligations	52,267	38,462	5,522	5,522	2,761

Total	$471,611	$81,256	$78,518	$216,135	$95,702

(1)
Includes our notes, senior unsecured credit facility, senior secured revolving credit facility, mortgage and an obligation to a vendor. We have not included any scheduled interest payments in this table. See “Debt and Other Obligations” for a discussion of terms for each significant component of long term debt.

(2)
In addition to the base rent, many of our leases contain percentage rent clauses, which obligate us to pay additional rents based on a percentage of sales, when sales levels exceed a contractually defined base. We recorded such additional rent expenses of $1,538 in Successor 2009, $198 in Successor 2008, $1,926 in Predecessor 2008 and $2,164 in Predecessor 2007. Operating Lease Obligations do not reflect potential renewals or replacements of expiring leases.

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

During Successor 2009, Predecessor 2008 and Predecessor 2007, management determined that certain identified property and equipment was impaired and recorded an impairment charge of $4.7 million, $5.2 million and $1.4 million, respectively, reducing the carrying value of such assets to the estimated fair value. Management recorded no impairment for Successor 2008.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Management performs its annual impairment tests during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value. Management considers the reporting unit level to be the Company level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, management determines the fair value of a reporting unit and compares it to its carrying amount. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. For the valuation of other indefinite lived intangible assets, including trademarks and franchise agreements, discounted future royalty methods are used.
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
During the third quarter of 2009, management recorded $2.7 million in goodwill impairment that was related to the Agreement and Plan of Merger at the time of the Exchange. During the fourth quarter of 2009, management forecasts were revised due to the continued impact of the downturn in the economy on current operations and growth projections. As a result, we recorded impairment of approximately $13.2 million related to trademarks and franchise agreements. We recorded total non-cash charges of $16.3 million for the write-down of the goodwill and other intangible assets during the fiscal year ended December 27, 2009, which also includes $0.4 million related to favorable lease assets.
During the second quarter of 2008, management identified impairment of approximately $34.0 million, including $30.0 million related to goodwill and $4.0 million related to trademarks. As of November 13, 2008, in conjunction with the Exchange, we completed a valuation and identified additional impairment of approximately $129.2 million, including $87.6 million related to goodwill and $41.6 million related to trademarks. We recorded total non-cash charges of $163.2 million for the write-down of the goodwill and trademarks during the Predecessor Period December 31, 2007 to November 13, 2008.
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

Income Taxes
Our Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realizable in future periods. We have significant deferred tax assets, which are subject to periodic recoverability assessments. Net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance of $51.9 million and $23.1 million at December 27, 2009 and December 28, 2008, respectively. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry-forwards.
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
Recently Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) amended GAAP with respect to business combinations. This amendment provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This amendment also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This amendment is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which required us to adopt these provisions for business combinations occurring in fiscal year 2009 and thereafter. The adoption of this amendment had no effect on our consolidated financial statements. However, the effect is dependent upon whether we make any future acquisitions and the specifics of those acquisitions.
In April 2008, the FASB amended GAAP with respect to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the amendments is to improve the consistency between the useful life of a recognized intangible asset under previously existing GAAP related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under GAAP with respect to business combinations. The amendment must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008. Adoption of this amendment in the first quarter of fiscal year 2009 did not have any impact on our consolidated financial statements.
In April 2009, the FASB amended GAAP to address concerns regarding (a) determining whether a market is not active and a transaction is not orderly, (b) recognition and presentation of other-than-temporary impairments and (c) interim disclosures of fair values of financial instruments. These amendments are effective for interim and annual reporting periods ending after June 15, 2009. We adopted these amendments effective April 1, 2009. There was no impact of the adoption on our consolidated financial statements, except for the addition of required interim disclosures to the consolidated financial statements.
In May 2009, the FASB amended GAAP with respect to subsequent events. This amendment, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This amendment is effective for interim or annual periods ending after June 15, 2009. We adopted this amendment in the second quarter of fiscal year 2009. There was no impact of the adoption on our consolidated financial statements.

In June 2009, the FASB established the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification will be updated by Accounting Standards Updates (the “ASUs”) issued by the FASB. The Codification became effective for us in the third quarter of 2009. Adoption of the Codification did not have a material effect on our consolidated financial statements.
In August 2009, the FASB amended GAAP with respect to measuring liabilities at fair value. These amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the ASU. We adopted these amendments in the fourth quarter of fiscal year 2009. There was no impact of the adoption on our consolidated financial statements.
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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of February 21, 2010, there were no borrowings outstanding under our senior secured revolving credit facilities.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Real Mex Restaurants, Inc.
We have audited the accompanying consolidated balance sheets of Real Mex Restaurants, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 27, 2009 and December 28, 2008 (the “Successor”) and the related consolidated statements of operations, stockholder’s equity, and cash flows for the periods December 29, 2008 to December 27, 2009, and November 14, 2008 to December 28, 2008 (the “Successor Periods”), subsequent to the exchange of debt for equity transaction that was reflected on the financial statements of the Company, between RM Restaurant Holding Corp., the Company’s parent, and the parent’s creditors. We have also audited the consolidated statements of operations, stockholder’s equity and cash flows for the period December 31, 2007 to November 13, 2008, and the year ended December 30, 2007 (the “Predecessor Periods”), prior to the exchange of debt for equity transaction. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Mex Restaurants, Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of its operations and its cash flows for the Successor and Predecessor Periods in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Irvine, California
March 19, 2010

Real Mex Restaurants, Inc.
Consolidated Balance Sheets
(In Thousands, Except For Share Data)

	December 27,	December 28,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,317	$2,099
Trade receivables, net	9,491	9,102
Other receivables	603	873
Inventories, net	10,834	13,563
Prepaid expenses	3,206	7,253
Other current assets	359	1,848
Current portion of favorable lease asset, net	5,418	5,902

Total current assets	33,228	40,640
Property and equipment, net	84,524	110,505
Goodwill, net	43,812	43,200
Trademarks and other intangible assets	55,700	68,900
Deferred charges	7,108	1,404
Favorable lease asset, less current portion, net	19,599	25,382
Other assets	8,390	8,297

Total assets	$252,361	$298,328

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$16,785	$23,198
Accrued self-insurance reserves	14,790	15,619
Accrued compensation and benefits	12,923	16,216
Accrued interest	9,759	3,444
Other accrued liabilities	11,966	11,982
Current portion of long-term debt	657	8,313
Current portion of capital lease obligations	402	453

Total current liabilities	67,282	79,225
Long-term debt, less current portion	145,271	152,105
Capital lease obligations, less current portion	784	942
Deferred tax liabilities	26,059	31,549
Unfavorable lease liability, less current portion, net	6,415	8,445
Other liabilities	4,230	3,018

Total liabilities	250,041	275,284
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at December 27, 2009 and December 28, 2008	—	—
Additional paid-in capital	56,021	27,147
Accumulated deficit	(53,701)	(4,103)

Total stockholder’s equity	2,320	23,044

Total liabilities and stockholder’s equity	$252,361	$298,328

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations
(In Thousands)

	Successor		Predecessor
	Fiscal	November 14,	December 31,	Fiscal
	Year Ended	2008 to	2007 to	Year Ended
	December 27,	December 28,	November 13,	December 30,
	2009	2008	2008	2007
Revenues:
Restaurant revenues	$456,699	$52,448	$456,587	$523,352
Other revenues	41,302	4,571	37,110	38,164
Franchise revenues	2,596	297	2,732	3,675

Total revenues	500,597	57,316	496,429	565,191
Costs and expenses:
Cost of sales	121,451	14,255	123,878	140,824
Labor	185,455	21,210	178,962	199,843
Direct operating and occupancy expense	136,395	14,886	133,351	148,307
General and administrative expense	25,323	3,234	26,493	31,901
Depreciation and amortization	31,230	3,750	21,724	23,961
Pre-opening costs	—	—	2,342	2,139
Impairment of goodwill and intangible assets	16,294	—	163,196	10,000
Impairment of property and equipment	4,708	—	5,151	1,362
Gain on extinguishment of debt	(10,875)	—	—	—

Operating (loss) income	(9,384)	(19)	(158,668)	6,854
Other income (expense):
Interest expense	(45,870)	(4,108)	(16,407)	(19,326)
Other income, net	249	24	2,014	1,670

Total other expense, net	(45,621)	(4,084)	(14,393)	(17,656)

Loss before income tax provision	(55,005)	(4,103)	(173,061)	(10,802)
Income tax (benefit) provision	(5,407)	—	52	12,744

Net loss	$(49,598)	$(4,103)	$(173,113)	$(23,546)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Stockholder’s Equity
(In Thousands, Except For Share Data)

	Predecessor
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2006	1,000	$—	$199,124	$(15,047)	$184,077
Contribution from parent	—	—	1,743	—	1,743
Stock-based compensation	—	—	839	—	839
Net loss	—	—	—	(23,546)	(23,546)

Balance at December 30, 2007	1,000	—	201,706	(38,593)	163,113
Contribution from parent	—	—	5,554	—	5,554
Stock-based compensation	—	—	406	—	406
Net loss	—	—	—	(173,113)	(173,113)

Balance at November 13, 2008	1,000	$—	$207,666	$(211,706)	$(4,040)

	Successor
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Recapitalization of the Company, November 14, 2008	1,000	$—	$27,175	$—	$27,175
Stock-based compensation	—	—	(28)		(28)
Net loss	—	—	—	(4,103)	(4,103)

Balance at December 28, 2008	1,000	—	27,147	(4,103)	23,044
Contribution from parent	—	—	28,614	—	28,614
Stock-based compensation	—	—	260	—	260
Net loss	—	—	—	(49,598)	(49,598)

Balance at December 27, 2009	1,000	$—	$56,021	$(53,701)	$2,320

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Successor		Predecessor
	Fiscal Year	November 14,	December 31,	Fiscal Year
	Ended	2008 to	2007 to	Ended
	December 27,	December 28,	November 13,	December 30,
	2009	2008	2008	2007
Operating activities
Net loss	$(49,598)	$(4,103)	$(173,113)	$(23,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	27,619	3,334	19,780	22,254
Amortization of:
Favorable lease asset and unfavorable lease liability, net	3,611	416	1,944	1,707
Debt discount/(premium)	20,273	1,535	(1,050)	(1,563)
Deferred financing costs	2,626	169	1,571	1,828
Impairment of goodwill and intangible assets	16,294	—	163,196	10,000
Impairment of property and equipment	4,708	—	5,151	1,362
Loss (gain) on disposal of property and equipment	196	—	(402)	(877)
Gain on lease termination	—	—	(600)	—
Gain on extinguishment of debt	(10,875)	—	—	—
Stock-based compensation expense	260	(28)	406	839
Non-cash consulting expense	950	—	—	—
Deferred income taxes	(5,423)	—	—	12,731
Other	—	—	—	231
Changes in operating assets and liabilities:
Trade and other receivables	(119)	2,125	654	(2,578)
Inventories	2,729	(625)	(889)	(1,484)
Prepaid expenses and other current assets	5,536	(3,409)	4,638	(201)
Related party receivable/payable	—	—	(66)	6,096
Deferred charges	—	—	35	(148)
Other assets	(330)	6	66	73
Accounts payable and accrued liabilities	(2,750)	7,342	(7,551)	(6,519)
Other liabilities	1,211	424	3,959	5,225

Net cash provided by operating activities	16,918	7,186	17,729	25,430
Investing activities
Purchases of property and equipment	(6,773)	(736)	(23,332)	(34,404)
Exchange transaction costs	(542)	(20)	(1,153)	—
Sale of Fuzio trademark	—	—	—	1,200
Proceeds from lease termination	—	—	600	—
Net proceeds from disposal of property and equipment	66	—	302	4,789

Net cash used in investing activities	(7,249)	(756)	(23,583)	(28,415)
Financing activities
Net (payment) borrowing under revolving credit facility	(7,600)	(5,900)	2,500	3,050
Borrowings under long-term debt agreements	114,799	466	1,375	981
Payments on long-term debt agreements and capital lease obligations	(107,269)	(314)	(1,449)	(577)
Payment of financing costs	(8,460)	—	(500)	(856)
Capital contributions from Parent	79	—	3,022	—

Net cash (used in) provided by financing activities	(8,451)	(5,748)	4,948	2,598

Net increase (decrease) in cash and cash equivalents	1,218	682	(906)	(387)
Cash and cash equivalents at beginning of period	2,099	1,417	2,323	2,710

Cash and cash equivalents at end of period	$3,317	$2,099	$1,417	$2,323

Supplemental disclosure of cash flow information
Interest paid	$15,683	$873	$16,910	$19,722

Income taxes paid	$16	$—	$52	$38

Supplemental disclosure of noncash investing and financing activities
In-kind interest on senior unsecured credit facility added to principal	$974	$—	$—	$—

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Notes to Consolidated Financial Statements
December 27, 2009
(In Thousands, Except For Share Data)
1. Description of Business
Real Mex Restaurants, Inc., (together with its subsidiaries, the “Company”) is a Delaware corporation which is engaged in the business of owning and operating restaurants, primarily under the names El Torito®, Acapulco Mexican Restaurant Y Cantina® and Chevys Fresh Mex®. At December 27, 2009, the Company, primarily through its major subsidiaries (El Torito Restaurants, Inc., Chevys Restaurants LLC and Acapulco Restaurants, Inc.), owned and operated 187 restaurants, of which 154 were in California and the remainder in 12 other states. The Company’s other major subsidiary, Real Mex Foods, Inc. (“RMF”), provides internal production, purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers.
Basis of Presentation
The Company prior to November 14, 2008 is referred to as the “Predecessor” and after November 13, 2008 is referred to as the “Successor”.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2009 was December 27, 2009, in 2008 was December 28, 2008 and in 2007 was December 30, 2007. The accompanying consolidated balance sheets present the Company’s financial position as of December 27, 2009 and December 28, 2008. The accompanying consolidated statements of operations, stockholder’s equity and cash flows present the 52 week Successor Year ended December 27, 2009, the 6 week Successor Period from November 14, 2008 to December 28, 2008, the 46 week Predecessor Period from December 31, 2007 to November 13, 2008 and the 52 week Predecessor Year ended December 30, 2007. See further description of the successor and predecessor periods in Note 2.
Liquidity
The Company’s financial statements as of December 27, 2009 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s principal liquidity requirements are to service debt and meet capital expenditure and working capital needs. The Company’s ability to make principal and interest payments and to fund planned capital expenditures will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the Company. Based upon anticipated cash flow generated from operations and availability of other borrowings, the Company does not plan to open any new restaurants during fiscal year 2010. Although the Company had negative working capital as of December 27, 2009 (as has been the case for all years being reported on), based on the current level of operations and the Company’s revised business plan, management believes the cash flow generated from operations, available cash and available borrowings under the New Senior Secured Revolving Credit Facility will be adequate to meet liquidity needs for the near future.
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

The following table presents the allocation to the assets acquired and liabilities assumed based on their estimated fair values as determined by the valuation of the Company (in thousands):

Cash and cash equivalents	$1,417
Trade and other accounts receivable	12,100
Inventories	12,938
Other current assets	5,692
Property and equipment	113,154
Other assets	41,841
Trademarks and other intangible assets	68,900
Goodwill	43,178

Total assets acquired	299,220

Accounts payable and accrued liabilities	60,616
Long-term debt	166,026
Deferred tax liability	31,549
Other liabilities	13,854

Total liabilities assumed	272,045

Net assets acquired	$27,175

As a result of the Exchange, fiscal year 2008 is presented as the Successor Period from November 14, 2008 to December 28, 2008 and the Predecessor Period from December 31, 2007 to November 13, 2008.
Merger Agreement
On August 17, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Holdco and its subsidiary, RM Integrated, Inc. On August 21, 2006, the closing of the transactions contemplated by the Merger Agreement occurred, and RM Integrated merged with and into the Company, with the Company continuing as the surviving corporation and the 100% owned subsidiary of Holdco (the “Merger”). Pursuant to the Merger Agreement, $6,000 of the Merger consideration was held in escrow to be used for defined legal costs incurred by the Company, with any remaining balance to be distributed to the prior owners on the third anniversary of the Merger Agreement. During the third quarter of 2009, the remaining balance was distributed according to the Merger Agreement, and as a result, the Company recorded $2,728 in goodwill impairment, since the Company impaired all goodwill related to the Merger Agreement at the time of the Exchange.
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

Receivables
Receivables consist primarily of amounts due from credit card companies, outside customers of RMF and franchisees. Receivables from credit card companies are generally settled in the week following the transaction date. Receivables from RMF’s outside customers are generally collected within 30 days of the date of the sale and receivables from franchisees are generally collected within 21 days following the close of the royalty period. Receivables are stated net of an allowance for doubtful accounts of $694 and $34 at December 27, 2009 and December 28, 2008, respectively. Activity during fiscal year 2009 included an increase in the allowance of $700, including $565 related to franchisee receivables, partially offset by write-offs of $40.
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
Impairment of Long-Lived Assets
Long-lived assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. During the Successor Year ended December 27, 2009, the Predecessor Period from December 31, 2007 through November 13, 2008 and the Predecessor Year ended December 30, 2007, management of the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $4,708, $5,151 and $1,362, respectively, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired. During the Successor Period from November 14, 2008 through December 28, 2008, management recorded no impairment.
Impairment of Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. Management performs its annual impairment test during the last quarter of the Company’s fiscal year. An impairment loss is recognized to the extent that the carrying amount exceeds an asset’s fair value. Management considers the reporting unit level to be the Company level, as the components (e.g., brands) within the Company have similar economic characteristics, including production processes, types or classes of customers and distribution methods. This determination is made at the reporting unit level and consists of two steps. First, management determines the fair value of a reporting unit and compares it to its carrying amount. The fair value is determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. For the valuation of other indefinite lived intangible assets, including trademarks and franchise agreements, discounted future royalty methods are used.

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
During the third quarter of 2009, the Company recorded $2,728 in goodwill impairment that was related to the Merger Agreement at the time of the Exchange. During the fourth quarter of 2009, management forecasts were revised due to the continued impact of the downturn in the economy on current operations and growth projections. As a result, the Company recorded impairment of approximately $13,200 related to trademarks and franchise agreements. The Company recorded total non-cash charges of $16,294 for the write-down of the goodwill and other intangible assets during the fiscal year ended December 27, 2009, which also includes $366 related to favorable lease assets.
During the second quarter of 2008, the Company recorded impairment of $34,000, including $30,000 related to goodwill and $4,000 related to trademarks. As of November 13, 2008, in conjunction with the Exchange, the Company completed a valuation and identified additional impairment of approximately $129,196, including $87,596 related to goodwill and $41,600 related to trademarks. The Company recorded total non-cash charges of $163,196 for the write-down of the goodwill and trademarks during the Predecessor Period December 31, 2007 to November 13, 2008.
Intangible Assets
Intangible assets consist of the following indefinite-lived assets resulting from the Exchange as follows:

	December 27,	December 28,
	2009	2008
Trademarks	$46,800	$55,900
Franchise agreements	8,900	13,000

	$55,700	$68,900

Deferred Charges
Deferred charges at December 27, 2009 consists of deferred financing costs of $5,666 related to the sale of $130,000 aggregate principal amount of the senior secured notes due January 1, 2013, $141 related to the $25,000 senior unsecured credit facility maturing on July 1, 2013 and $1,301 related to the senior secured revolving credit facilities. Capitalized deferred charges are amortized over the lives of the respective long-term borrowings on a straight-line basis and are included in interest expense in the accompanying consolidated statements of operations. Amounts capitalized related to leases are amortized over the primary term of their respective leases and are included in occupancy expense in the accompanying statements of operations. The following table shows the estimated amortization expense for the years after December 27, 2009:

	2010	2011	2012	2013
Deferred financing costs	$2,449	$2,449	$2,190	$20
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
The following table shows the estimated amortization expense for the years after December 27, 2009:

	2010	2011	2012	2013	2014	Thereafter
Favorable lease asset	$5,418	$4,780	$4,344	$3,687	$2,889	$3,899
Unfavorable lease liability	(2,024)	(1,516)	(1,264)	(860)	(662)	(2,113)

Net amortization expense	$3,394	$3,264	$3,080	$2,827	$2,227	$1,786

Liquor Licenses
Transferable liquor licenses, which have a market value, are carried at the lower of aggregate acquisition cost or market and are not amortized. Liquor licenses are included in other assets.
Income Taxes
The Company utilizes the liability method of accounting for income taxes in which deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.
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
The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 27, 2009, the Company has not recorded any interest and penalty expense. The Company’s determination on its analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2006 through 2008 tax years for federal purposes and the 2005 through 2008 tax years for California purposes.
Revenue Recognition
Revenues from the operation of Company-owned restaurants are recognized when sales occur. Fees from franchised operations are included in revenue as earned. Royalty fees are based on franchised restaurants’ revenues and we record these fees in the period the related franchised restaurants’ revenues are earned. RMF’s revenues from sales to outside customers are recognized upon delivery, when title transfers to the customer, and are included in other revenues. Sales tax collected from customers and remitted to governmental authorities is presented on a net basis (excluded from revenue) in our financial statements.
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

Segment Information
The Company operates 187 restaurants through its three restaurant operating subsidiaries, providing similar products to similar customers. These restaurants possess similar economic characteristics resulting in similar long-term expected financial characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based upon its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its 187 operating restaurants into a single reporting segment called restaurant operations. The Company’s RMF manufacturing operations are dissimilar from our restaurant operations, but do not meet the required quantitative thresholds and therefore qualify for aggregation.
Promotion and Advertising Expense
The cost of promotion and advertising is expensed as incurred. The Company incurred $14,325, $1,260, $15,077 and $15,478 in promotion and advertising expense during the Successor Year ended December 27, 2009, the 6 week Successor Period from November 14, 2008 to December 28, 2008, the 46 week Predecessor Period December 31, 2007 to November 13, 2008 and the Predecessor Year ended December 30, 2007, respectively.
Operating Leases
Most of our restaurant and office facilities are under operating leases with expirations in fiscal years 2010 through 2028. The minimum lease payments, including any predetermined fixed escalations of the minimum rent, are recognized as rent expense on a straight-line basis over the lease term. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company and include rent escalation clauses stipulating specific rent increases upon exercise, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues. At December 27, 2009 and December 28, 2008, deferred rent equaled $2,092 and $174, respectively, which is included in other long-term liabilities.
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
Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2013 at December 27, 2009, based on quoted market prices, was $126,750. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to year end.
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

In April 2008, the FASB amended GAAP with respect to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the amendments is to improve the consistency between the useful life of a recognized intangible asset under previously existing GAAP related to goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under GAAP with respect to business combinations. The amendment must be applied prospectively to all intangible assets acquired subsequent to fiscal years beginning after December 15, 2008. Adoption of this amendment in the first quarter of fiscal year 2009 did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB amended GAAP to address concerns regarding (a) determining whether a market is not active and a transaction is not orderly, (b) recognition and presentation of other-than-temporary impairments and (c) interim disclosures of fair values of financial instruments. These amendments are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted these amendments effective April 1, 2009. There was no impact of the adoption on the Company’s consolidated financial statements, except for the addition of required interim disclosures in the consolidated financial statements.
In May 2009, the FASB amended GAAP with respect to subsequent events. This amendment, among other things, established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This amendment is effective for interim or annual periods ending after June 15, 2009. The Company adopted this amendment in the second quarter of fiscal year 2009. There was no impact of the adoption on the Company’s consolidated financial statements.
In June 2009, the FASB established the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification will be updated by Accounting Standards Updates (the “ASUs”) issued by the FASB. The Codification became effective for the Company in the third quarter of 2009. Adoption of the Codification did not have a material effect on the Company’s consolidated financial statements.
In August 2009, the FASB amended GAAP with respect to measuring liabilities at fair value. These amendments provide clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the ASU. The Company adopted these amendments in the fourth quarter of fiscal year 2009. There was no impact of the adoption on the Company’s consolidated financial statements.
4. Property and Equipment
Property and equipment consists of the following:

	December 27,	December 28,
	2009	2008
Land and land improvements	$1,530	$1,530
Buildings and improvements	379	939
Furniture, fixtures and equipment	46,340	43,789
Leasehold improvements and leasehold rights	78,727	79,193

Property and equipment, total	126,975	125,451
Less accumulated depreciation and amortization	(42,451)	(14,946)

Property and equipment, net	$84,524	$110,505

5. Accounts Payable and Other Accrued Liabilities
Accounts payable consist of the following:

	December 27,	December 28,
	2009	2008
Trade accounts payable	$14,241	$20,329
Gift cards and gift certificates	2,544	2,869

	$16,785	$23,198

Other accrued liabilities consist of the following:

	December 27,	December 28,
	2009	2008
Rent and occupancy expenses	$1,210	$1,500
Sales taxes	4,028	3,960
Other	6,728	6,522

	$11,966	$11,982

6. Long-Term Debt
Long-term debt consists of the following:

	December 27,	December 28,
	2009	2008
Senior Secured Notes due 2010	$—	$105,000
Senior Secured Notes due 2013	130,000	—
Senior Secured Notes unamortized debt discount	(11,143)	(18,415)
Senior Secured Revolving Credit Facility	—	7,600
Senior Unsecured Credit Facility — Related Party	25,974	65,000
Mortgage	519	591
Other	578	642

	145,928	160,418
Less current portion	(657)	(8,313)

	$145,271	$152,105

Senior Secured Notes due 2013. On July 7, 2009 (the “Closing Date”), the Company completed an offering of $130,000 aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “Notes”), which are guaranteed (the “Guarantees”) by Holdco and all of the Company’s existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the Notes were used to refinance a portion of the existing indebtedness, including repayment of the Company’s $105,000 senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6,596 were recorded related to the issuance of the Notes. The remaining deferred debt fees and unamortized debt discount related to the $105,000 senior secured notes due 2010 of $11,717 were recorded as interest expense on July 7, 2009.
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
The Notes and the Guarantees are secured by a second-priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding equity interests of each of the Company’s domestic subsidiaries. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement, pursuant to which the Company and the Guarantors have agreed for the benefit of the holders of the Notes to file with the SEC and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for an issue of the Company’s senior secured notes with terms identical to the Notes in all material respects. The registration statement was declared effective on October 8, 2009. A shelf registration statement covering resales of the Notes was declared effective by the SEC on December 1, 2009.
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
On January 29, 2007, the Company entered into a Second Amended and Restated Revolving Credit Agreement, pursuant to which the Old Senior Secured Revolving Credit Facilities were refinanced with a new agent and administrative agent, General Electric Capital Corporation, and a new $15,000 revolving credit facility (the “New Senior Secured Revolving Credit Facility”) and $25,000 letter of credit facility (the “New Senior Secured Letter of Credit Facility,” together with the New Senior Secured Revolving Credit Facility, the “New Senior Secured Revolving Credit Facilities”), maturing on January 29, 2009, were put into place, pursuant to which the lenders agreed to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries.
The Company and its lender determined that the definition of the cash flow ratio covenant had been drafted improperly and therefore, the lender and the Company executed an amendment (“Amendment No. 1”) to the Second Amended and Restated Revolving Credit Agreement in August 2007 which waived compliance with this ratio until the first quarter of 2008.
On April 17, 2008, the Company executed a second amendment (“Amendment No. 2”) to the Second Amended and Restated Revolving Credit Agreement. Amendment No. 2 modified certain definitions and measures related to covenants for the reporting periods ending March 30, 2008 and September 28, 2008, including the Applicable Margin, Leverage Ratio, Adjusted Leverage Ratio and Cash Flow Ratio, as defined in the agreement.
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to the Second Amended and Restated Revolving Credit Agreement ( “Amendment No. 3”) which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. In addition, Amendment No. 3 terminated the cross-default provision described below as it relates to Holdco debt.

On July 7, 2009, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Second Amended and Restated Revolving Credit Agreement in connection with the offering of the Notes. Amendment No. 4 extended the term of the New Senior Secured Revolving Credit Facilities to July 1, 2012 and modified certain financing covenants. Interest on the outstanding borrowings under the New Senior Secured Revolving Credit Facility is based on either prime rate plus Applicable Margin or ninety-day LIBOR plus Applicable Margin, as defined in and subject to certain restrictions in Amendment No. 4, and fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1,562 were recorded related to Amendment No. 4.
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of December 27, 2009, the Company had $7,538 available under the New Senior Secured Letter of Credit Facility and $15,000 available under the New Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At December 27, 2009, the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Revolving Credit Agreement, as amended.
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

The Company’s New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the New Senior Secured Revolving Credit Facilities). At December 27, 2009, the Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 27, 2009, the principal amount outstanding on the mortgage was $519.
Interest rates for the Company’s long-term debt are shown in the following table:

	December 27,	December 28,
	2009	2008
Senior Secured Notes due 2010	—	10.25%
Senior Secured Notes due 2013	14.00%	—
Senior Secured Revolving Credit Facilities	7.42 to 9.25%	7.11 to 7.94%
Senior Unsecured Credit Facility	16.50%	12.50%
Mortgage	9.28%	9.28%
Other	3.20 to 4.70%	3.98 to 4.70%
The maturity of long-term debt for the fiscal years succeeding December 27, 2009, is as follows:

		Unamortized
		Debt
	Principal	Discount	Total
2010	$657	$(3,714)	$(3,057)
2011	87	(3,714)	(3,627)
2012	95	(3,715)	(3,620)
2013	156,078	—	156,078
2014	114	—	114
Thereafter	40	—	40

	$157,071	$(11,143)	$145,928

7. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At December 27, 2009 and December 28, 2008 there were 1,000 shares of common stock issued and outstanding.
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

When stock-based compensation is awarded, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise. No options were granted during 2008 or 2009.
The following table summarizes the stock option activity:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 30, 2007 — Predecessor	799	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(169)	8,150

Outstanding at November 13, 2008 — Predecessor	630	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(300)	8,150

Outstanding at December 28, 2008 — Successor	330	8,150

Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at December 27, 2009 — Successor	330	$8,150

Vested and expected to vest at December 27, 2009	322	$8,150
Exercisable at December 27, 2009	197	$8,150
The Company recorded $260 of stock-based compensation expense for the Successor Year ended December 27, 2009. The Company recorded a net stock-based compensation credit of $28 during the Successor Period November 14, 2008 through December 28, 2008. The credit resulted from the reversal of compensation cost for unvested shares related to a termination of one of our executives during that period. The Company recorded $406 of stock-based compensation expense for the Predecessor Period from December 31, 2007 through November 13, 2008. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.
As of December 27, 2009, $1,084 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.2 years. At December 27, 2009, the aggregate intrinsic value of exercisable options was $0.
8. Income Taxes
Significant components of the income tax provision (benefit) consist of the following:

	Successor		Predecessor
	December 27,	December 28,	November 13,	December 30,
	2009	2008	2008	2007
Current:
Federal	$—	$—	$28	$—
State	16	—	24	58

	16	—	52	58

Deferred:
Federal	(4,612)	—	—	10,621
State	(811)	—	—	2,065

	(5,423)	—	—	12,686

Total income tax (benefit) expense	$(5,407)	$—	$52	$12,744

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 27,	December 28,
	2009	2008

Deferred tax assets:
Federal net operating loss carry-forwards	$10,649	$—
State net operating loss carry-forwards	6,662	—
Goodwill and other intangibles	20,262	24,808
Accrued expenses not currently deductible	8,197	6,470
Tax credit carry-forwards	900	—
Property and equipment basis difference	9,227	7,144
Deferred rent	867	72
Gift certificates and other deferred income	1,055	537
Deferred compensation	761	1,262
State taxes	2,704	1,872
Other	4,554	5,204

Total deferred tax assets	65,838	47,369

Deferred tax liabilities:
Prepaid expenses	(535)	(397)
Trademarks and other indefinite lived intangibles	(26,059)	(31,549)
Lease amortization	(10,370)	(12,732)
Unamortized landlord allowance	(3,036)	(3,097)
Unamortized debt discount	—	(8,019)

Total deferred tax liabilities	(40,000)	(55,794)

Valuation allowance	(51,897)	(23,124)

Net deferred tax liability	$(26,059)	$(31,549)

Immediately prior to the Exchange, deferred tax assets and liabilities were $56,811 and $32,322, respectively, offset by a valuation allowance of $24,489.
The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Successor		Predecessor
	December 27,	December 28,	December 30,
	2009	2008	2007
Income tax at U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	0.9	0.0	4.7
Valuation allowance	(23.3)	(13.0)	(123.0)
Non-deductible transaction costs	—	—	—
Impairment of goodwill and intangibles	(1.7)	(92.1)	—
Purchase accounting adjustment	—	71.2	—
Permanent true-ups	—	—	(33.3)
Other	(0.1)	(0.1)	(0.4)

Effective tax rate	9.8%	0.0%	(118.0)%

Net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the adequacy of the valuation allowance, the Company considers various factors including reversal of deferred tax liabilities, future taxable income, and potential tax planning strategies. Accordingly, the Company has recorded a valuation allowance since the Company currently believes the deferred tax assets will not be realized. For the years ended December 27, 2009 and December 28, 2008, the Company recorded a valuation allowance of $ 51,897 and $23,124, respectively.
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

The Company files U.S. and State consolidated tax returns with Holdco. The Company uses the separate return method for allocating taxes to its separate financial statements. One exception to the separate return method used in the current year was the reduction of tax attributes as a result of the Exchange transaction that took place on November 13, 2008 at Holdco. Consolidated tax attributes belonging to the Company have been reduced to reflect their utilization under Internal Revenue Code (“IRC”) Section 108. Based upon the Company’s preliminary analysis of IRC Section 108, the net operating losses were reduced to zero at December 28, 2008. Upon completion of the final analysis during 2009, the Company concluded that at December 28, 2008, there were $23,578 of federal net operating loss carry-forward and $ 68,862 of state net operating loss carry-forward, respectively. As the Company had recorded a full valuation allowance on these items, this resulted in no impact on the consolidated statement of operations in either period.
At December 27, 2009 and December 28, 2008, the Company had a federal net operating loss carry-forward of $31,322 and $23,578 which will begin to expire in 2027 and a federal business tax credit carry-forward of $830 and $10,360, respectively, which will begin to expire in 2012. In addition, at December 27, 2009 and December 28, 2008, the Company had a state net operating loss carry-forward of $75,365 and $68,862 which will begin to expire in 2011 and a state tax credit carry-forward of $71 for both years, which will begin to expire in 2012. The utilization of the net operating loss carry-forward is subject to limitations under the Internal Revenue Code Section 382 and similar state provisions.
9. Fair Value Measurement
The Company adopted the new fair value guidance related to financial assets and liabilities effective December 31, 2007, and adopted the new fair value guidance for non-financial assets and liabilities in 2009. The guidance established the following fair value hierarchy that prioritizes the inputs used to measure fair value:

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

Level 3:
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, we perform an analysis of all applicable instruments and include in Level 3 all of those whose fair value is based on significant unobservable inputs.

As of December 27, 2009, the Company had no financial assets or liabilities that were measured using Level 1 or Level 3 inputs. The Company also had no non-financial assets or liabilities that were required to be measured on a recurring basis.
Level 2: Significant Other Observable Inputs
As described in Note 3, goodwill and other intangibles assets were written down to fair value as a result of impairment charges of $16,294.
As described in Note 3, certain long-lived assets were written down to fair value as a result of impairment charges of $4,708.

10. Commitments and Contingencies
Leases
The Company leases restaurant and office facilities that have terms with expirations in 2010 through 2028. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Additionally, the Company leases several properties that are not being operated by the Company. Several of those properties are subleased.
The Company leases certain leasehold improvements and equipment under agreements that are classified as capital leases. The cost of assets under capital leases is included in the balance sheets as property and equipment and was $1,464 and $1,228 at December 27, 2009 and December 28, 2008, respectively. Accumulated amortization of these assets was $354 and $39 at December 27, 2009 and December 28, 2008, respectively. Amortization of assets under capital leases is included in depreciation expense. The amount of capital assets placed in service was $261 and $326 at December 27, 2009 and December 28, 2008.
The minimum annual lease commitment and subtenant income of the Company for the years succeeding December 27, 2009 is approximately as follows:

	Capital	Minimum		Net
	Lease	Lease	Sublease	Lease
	Obligations	Commitments	Income	Commitments
2010	$496	$41,641	$(505)	$41,632
2011	332	37,709	(420)	37,621
2012	257	34,516	(345)	34,428
2013	92	29,870	(240)	29,722
2014	79	24,380	(240)	24,219
Thereafter	277	92,624	(320)	92,581

Total minimum lease payments	1,533	$260,740	$(2,070)	$260,203

Less: Amount representing interest	(347)

Present value of net minimum capital lease payments	1,186
Less: Current maturities of capital lease obligations	(402)

Long-term capital lease obligations	$784

The Company is contingently liable for leases on sold or assigned premises for $1,583 as of December 27, 2009.
Some of the leases provide for additional rentals based on a percentage of revenues. The following table summarizes the rental expense, percentage rent expense above minimum rent and net sublease income:

	Successor		Predecessor
	December 27,	December 28,	November 13,	December 30,
	2009	2008	2008	2007
Rental expense	$47,946	$4,997	$41,935	$45,369
Percentage rent expense above minimum rent (included in rental expense)	1,538	198	1,926	2,164
Net sublease income	428	45	344	227
Purchase Obligations
In December 2007, the Company entered into an agreement with a certain vendor to purchase a minimum volume of product from December 1, 2007 through December 31, 2015, to be extended for any shortfall in purchases until such volume is met. The contract is based upon expiration date or volume, which ever occurs last. As of December 27, 2009, $2,176 had been purchased, representing 17% of the total contractual volume to be purchased throughout the life of the contract.
Litigation
The Company is periodically a defendant in cases involving personal injury, employment-related claims, third-party Americans with Disabilities Act accessibility claims and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of these lawsuits or claims, individually or combined, will not materially adversely affect the consolidated financial position, results of operations or cash flows of the Company.

Self-Insurance
The Company is self-insured for most casualty losses up to certain stop-loss limits. The Company has accounted for its liabilities for these casualty losses and claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries. Management believes that it has recorded reserves for casualty losses at a level that has substantially mitigated the potential negative impact of adverse developments and/or volatility. Management believes that its calculation of casualty loss liabilities would not change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty claims, it is reasonably possible that the Company could experience changes in estimated casualty losses, which could be material to both quarterly and annual net income. Amounts estimated to be ultimately payable with respect to existing claims and an estimate for claims incurred but not reported under these programs have been accrued and are included in the accompanying consolidated balance sheets. Estimated liabilities related to the self-insured casualty losses were $14,790 and $15,619 as of December 27, 2009 and December 28, 2008, respectively.
The Company is also required to maintain collateral securing future payment under the self-insured retention insurance programs. As of December 27, 2009 and December 28, 2008, this collateral consisted of stand-by letters of credit of $13,902 and $16,892, respectively.
11. Related Party Transactions
Successor Transactions
As discussed in Note 6, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
One of our directors is employed by Farallon Capital Management, LLC (“Farallon”). Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease in 2009 were $190, of which approximately $44 is attributable to the indirect interest of funds managed by Farallon in the shopping center. Additionally, on July 7, 2009, certain funds managed by Farallon purchased $13,000 aggregate principal amounts of the Notes.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract had a monthly fee of $190 with an initial term from March 1, 2009 to March 31, 2009 and three optional one month renewal terms through June 30, 2009, each of which was exercised. The Company extended the contract for one additional month through July 31, 2009 at the same terms. Fees of $950 were recorded in general and administrative expense during 2009 and reflected as non-cash consulting expense on the consolidated statement of cash flows. The fees were paid in shares of Holdco common stock, resulting in an increase in additional paid in capital for the Company. The shares were issued on September 28, 2009.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at December 27, 2009 or December 28, 2008.
Predecessor Transactions
The Company had a Management Services Agreement (the “Management Agreement”) dated August 21, 2006, by and between the Company and Sun Capital Partners Management IV, LLC (the “Manager”), an affiliate of Sun Cantinas LLC, the indirect holder of the majority of the capital stock of the Company prior to the Exchange transaction. The Manager was paid annual fees equal to the greater of (i) $500 or (ii) 1% of the Company’s EBITDA, as defined in the Management Agreement, for such period. EBITDA is computed without taking into consideration the fees payable under the Management Agreement. The Company paid the fees in quarterly installments in advance equal to the greater of (i) $125 or (ii) 1% of EBITDA for the immediately preceding fiscal quarter. In connection with the Exchange, the Management Agreement was terminated effective November 13, 2008, with the exception of certain provisions having to do with limitation of liability and indemnification, which will survive and continue in full force and effect. Expenses relating to the Management Agreement of $448 and $500 were recorded as general and administrative expense in the Predecessor Period from December 31, 2007 to November 13, 2008 and the Predecessor Year ended December 30, 2007, respectively.

During Predecessor 2008, the Company received advances from Holdco totaling $2,000, which were recorded as a related party payable. During 2008, management determined that certain payments received from its parent during 2007 and Predecessor 2008 which had been recorded as intercompany payables should be recorded as capital contributions. As a result, a reclassification of $5,554 was recorded to reduce related party payables and increase additional paid in capital. The Company received an additional $335 from Holdco which was recorded as a capital contribution during Predecessor 2008.
12. Employee Benefit Plan
The Company is the sponsor of a defined contribution plan (401(k) plan) for qualified Company employees, as defined. Participants may contribute from 1% to 50% of pre-tax compensation, subject to certain limitations. The plan contains a provision that provides that the Company may make discretionary contributions. The Company has recorded contribution expense of $144, $26, $207, and $255, during the Successor Year ended December 27, 2009 the 6 week Successor Period November 14, 2008 through December 28, 2008, the 46 week Predecessor Period from December 31, 2007 through November 13, 2008 and the Predecessor Year ended December 30, 2007, respectively.
13. Other Events
In May 2007, the Company sold four Company-owned Fuzio restaurants to a franchisee, entered into a management agreement with the franchisee on a fifth Company-owned Fuzio restaurant and sold the Fuzio trademark, trade name and Fuzio franchise rights to the franchisee (the “Fuzio Transaction”). The selling price of $4,850 in cash included $714 in prepaid management fees associated with the management agreement, which were fully amortized by August 2008. Concurrent with the sale, the Company purchased three franchised Chevys restaurants from the franchisee for $3,124 in cash. The Company recorded a gain of $1,467 on the disposal of the assets of the Fuzio Transaction. The gain is included in other income on the consolidated statements of operations and has been recorded net of associated expenses and remaining net book value of the assets transferred.
14. Condensed Consolidating Financial Statements
Pursuant to the notes accompanying Rule 3-10(f) of Regulation S-X, we have not provided the condensed consolidated financial statements of our subsidiaries guaranteeing the Notes as (i) we have no independent assets or operations, (ii) the guarantees are full and unconditional, joint and several and (iii) we have no subsidiaries who are not subsidiary guarantors of our senior notes.
15. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 27, 2009 and December 28, 2008:

	Successor	Successor	Successor		Successor
	13 weeks ended	13 weeks ended	13 weeks ended		13 weeks ended
	March 29,	June 28,	September 27,		December 27,
	2009	2009	2009		2009
Total revenues	$128,493	$135,924	$124,211		$111,969
Operating income (loss)	$208	$4,643	$(4,193)		$(20,917)
Net loss	$(8,948)	$(4,135)	$(13,446	)(1)	$(23,069	)(2)

					Predecessor		Successor
	Predecessor	Predecessor		Predecessor	Period from		Period from
	13 weeks ended	13 weeks ended		13 weeks ended	September 29, 2008		November 14, 2008
	March 30,	June 29,		September 28,	to		to
	2008	2008		2008	November 13, 2008		December 28, 2008
Total revenues	$137,577	$152,528		$137,461	$68,863		$57,316
Operating income (loss)	$2,242	$(27,728)		$1,931	$(135,113)		$(20)
Net loss	$(2,204)	$(31,839	)(3)	$(1,080)	$(137,990	)(4)	$(4,103)

(1)	Includes impairment of goodwill and other intangible assets of $2,728.

(2)	Includes impairment of goodwill and other intangible assets of $16,294.

(3)	Includes impairment of goodwill and other intangible assets of $34,000.

(4)	Includes impairment of goodwill and other intangible assets of $129,196.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of our 2009 fiscal year, we conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive and financial officer concluded that, as of the end of our 2009 fiscal year, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting is effective as of the end of our 2009 fiscal year.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Key Employees
The following table sets forth certain information regarding the current Board of Directors, executive officers and other key employees of our Company:

Name	Age	Position
Richard E. Rivera	63	President, Chief Executive Officer and Chairman
Carlos Angulo	48	President, Real Mex Foods, Inc.
Roberto (Pepe) Lopez	54	Executive Chef and Senior Vice President, Research and Development
Raymond Garcia	55	Senior Vice President of Operations — El Torito & Acapulco
Nicholas Mayer	47	Senior Vice President of Operations — Chevys
Anatoly Bushler	33	Director*+
Jeff Campbell	65	Director*+
Evan Geller	33	Director*+
Craig S. Miller	60	Director*+
Anthony Polazzi	34	Director*+
Douglas Tapley	37	Director*+

*	Member of our audit committee.

+	Member of our compensation committee.
Richard E. Rivera has been our President, Chief Executive Officer and Chairman of the Board since April 2009. Mr. Rivera is an owner of Rubicon Enterprises LLC, a Sarasota, FL-based restaurant management and investment company with ownership in four T.G.I Friday’s and six Marlow’s Taverns, for which he has served as President and CEO since 2004. From 2002 to 2004, Mr. Rivera was Vice Chairman, President and Chief Operating Officer responsible for the day-to-day operations at Darden Restaurants, Inc., the parent company which operates casual dining concepts including Red Lobster, Olive Garden, Bahama Breeze and Seasons 52. From 1997 to 2002, Mr. Rivera was President of the Red Lobster division at Darden Restaurants, Inc. Prior to his employment with Darden Restaurants, Inc., Mr. Rivera served at various times as an executive officer of the following restaurant concepts: Chart House Enterprises, RARE Hospitality International (which operates Long Horn Steakhouse and The Capital Grille among other restaurant concepts), Applebee’s, TGI Friday’s, Del Taco, El Chico, and Steak & Ale Restaurants of America. Mr. Rivera is also active on behalf of the restaurant industry having served as Chairman of the National Restaurant Association in 2007-2008 and as a board member since 1993. Mr. Rivera has served as a director of Winn-Dixie Stores, Inc. since 2006. Mr. Rivera was selected to serve as a member of our Board of Directors as a result of his role as our President and Chief Executive Officer, for his ability to provide key information about the Company during Board meetings.
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

Anatoly Bushler became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Bushler has served as an investment professional with Farallon, a private investment firm, since September 2004. Previously, Mr. Bushler managed the financial services group at Wal-Mart Stores’ online division (Walmart.com); he also built and managed the online travel business. Prior to joining Wal-Mart, Mr. Bushler was a management consultant with McKinsey & Company. Mr. Bushler was selected to serve as a member of our Board of Directors by Farallon, in accordance with Farallon’s rights as a shareholder.
Jeff Campbell became a Director of the Company in July 2009. Mr. Campbell is currently the Brinker Executive in Residence at San Diego State’s School of Hospitality and Tourism. He is also Chairman of “The Chairmen’s Roundtable”, a San Diego based organization composed of former CEO’s and entrepreneurs. Campbell is the former CEO of Burger King and ex-Chairman of the Pillsbury Restaurant Group. He also served as Senior Vice President for Brand Development for Pepsi-Cola as well as CEO of the Johnny Rockets and Catalina Restaurant Groups. Mr. Campbell was selected to serve as a member of our Board of Directors because of his extensive background in restaurant and related industries, as noted above.
Evan Geller became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Geller has served as a principal with KKR, a private investment firm, since July 2008. Prior to joining KKR, Mr. Geller served as Vice President at Lazard Freres, an investment banking firm, from June 2005 through June 2008. Prior to that, Mr. Geller served as an Associate with Banc of America Securities, an investment banking firm, from April 2004 to May 2005. Mr. Geller was selected to serve as a member of our Board of Directors by KKR, in accordance with KKR’s rights as a shareholder.
Craig S. Miller became a Director of the Company in July 2009. Mr. Miller formed Miller-Sinton Capital Partners LLC in 2008 with his partner William C. Sinton. MSCP seeks investments and provides advisory services to the Restaurant Industry. Mr. Miller has served as a director of Tim Hortons Inc since 2007. Mr. Miller is the former President, CEO and Chairman of Ruth’s Chris Steak House, Inc, where he also served as a director from 2004-2008. He has also served as President and CEO of Furr’s Restaurant Group and Uno Restaurant Corporation. Mr. Miller was selected to serve as a member of our Board of Directors because of his extensive background in the restaurant industry, as noted above.
Anthony Polazzi was reappointed as a Director of the Company in October 2009. Mr. Polazzi previously served as a Director of the Company from November 2008 until July 2009. Mr. Polazzi has served as principal of Sun Capital Partners, a private investment firm, since October 2003. Mr. Polazzi was selected to serve as a member of our Board of Directors by Sun Capital Partners, in accordance with Sun Capital Partners’ rights as a shareholder.
Douglas Tapley became a Director of the Company in November 2008 as a result of the Exchange transaction. Mr. Tapley has served as a principal with KKR since April 2006. Prior to joining KKR, Mr. Tapley served as Vice President at General Electric Commercial Finance, a commercial lending institution, from April 2002 through March 2006. Mr. Tapley was selected to serve as a member of our Board of Directors by KKR, in accordance with KKR’s rights as a shareholder.
Audit Committee Financial Expert
The non-employee directors currently act as the Company’s Audit Committee. The Board of Directors has determined Craig S. Miller qualifies as an “Audit Committee Financial Expert” as this term has been defined under the rules and restrictions of the SEC and has designated him as such.
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
Discussion of Specific Compensation Elements
The following describes the components of our executive compensation program and the basis upon which recommendations and determinations were made. Each compensation element is designed to fit one or more components of the Company’s compensation objectives, that when taken as a whole, is competitive with the external market.
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
Annual Bonus Plan
We maintain an annual bonus plan that provides for annual incentive awards to be made to our senior management (including the Named Executive Officers) upon our Company’s attainment of certain financial targets. During fiscal 2008, awards were based upon the attainment of pre-set annual EBITDA targets (as defined in the annual bonus plan). On March 26, 2009, we amended the annual bonus plan to provide that awards would be based upon the attainment of pre-set annual EBITDA and cash-flow targets (as defined in the annual bonus plan). The annual bonus plan is designed to reward our executives for achievement of annual financial performance of the Company. The amount of the annual award to each executive is based upon a percentage of the executive’s base salary. Awards are normally paid in cash in a lump sum following the completion of our Company’s audit for each plan year. To be eligible for a full share of the bonus, executives must be employed on the first day of the fiscal year, provided that under the plan we may adjust awards based on individual performance factors or special circumstances affecting our Company. In addition, pursuant to the annual bonus plan, senior management (including the Named Executive Officers) is entitled to receive additional annual incentive awards upon our Company’s exceeding the pre-set EBITDA target. The amount of the additional bonus pool is calculated based on a percentage of the amount by which EBITDA for the plan year exceeds the pre-set EBITDA target, with each eligible participant’s share being equal to a percentage of the additional bonus pool.

Stock Option Plan
We have a Non-Qualified Stock Option Plan (the “2006 Plan”) which was adopted by our Board of Directors in December 2006. The Stock Option Plan is intended to offer long-term incentives and to reward our executives for superior performance. We also regard the 2006 Plan as an important retention tool. 1,000 shares of our parent’s non-voting common stock are reserved for issuance upon exercise of stock options granted under the 2006 Plan. In January 2007, the Board of Directors issued stock options to certain members of management. These options vest 20% per year beginning August 16, 2007, with full vesting on August 16, 2011. Accelerated vesting of all outstanding options is triggered upon a change of control of the Company. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions. Shares above have been adjusted for the 100:1 reverse stock split effected in conjunction with the Exchange.
Employment Agreements
Richard E. Rivera
We entered into an executive employment agreement with Richard E. Rivera, our Chief Executive Officer, President and Chairman, effective April 6, 2009. Under the employment agreement, Mr. Rivera is entitled to a base salary of $500,000 per annum, or such greater amount as the Board of Directors shall determine, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Rivera is eligible to receive a bonus of up to 150% of his base salary
Unless sooner terminated in accordance with its terms, the employment agreement with Mr. Rivera expires on April 6, 2011, subject to automatic 1 year renewals unless either party provides notice of its intent not to renew 90 days prior to the renewal date. If Mr. Rivera’s employment is terminated for cause or by reason of Mr. Rivera’s death within 6 months or less of employment or permanent disability or by voluntary resignation without good reason and not due to a change in control, Mr. Rivera will be entitled to unpaid base salary and health and other benefits up to the date of termination. If Mr. Rivera’s employment is terminated as a result of his death after more than 6 months of employment, he will be entitled to (i) unpaid base salary and health and other benefits up to the date of termination; and (ii) 6 months base salary paid in regular installments. If Mr. Rivera’s employment is terminated by us without cause for a reason other than Mr. Rivera’s death or permanent disability or by voluntary resignation for good reason or within 30 days after a change of control, Mr. Rivera would be entitled to: (i) unpaid base salary and health and other benefits up to the date of termination; (ii) payment of coverage continuation costs for COBRA eligible benefits for 12 months; (iii) 6 months base salary payable in regular installments and (iv) vesting in the Company’s long-term equity and/or profit sharing plan on a 3-year straight line monthly basis pro rata through the date of termination. Mr. Rivera will only be entitled to the above described payments upon termination if (a) upon the request of the Company he executes a general release and waiver in favor of the Company and (b) he has not, and does not during the one year period following the date of termination, breach certain obligations under his employment agreement, including without limitation, obligations relating to: (i) non-disclosure and non-use of confidential information of the Company, (ii) non-solicitation of employees, former employees or other business relations of the Company and (iii) non-competition.
Steven Tanner
Mr. Steven Tanner served as our Chief Financial Officer until his departure from the Company in February 2010. We entered into an executive employment agreement with Mr. Tanner effective February 28, 2008. Under the employment agreement, Mr. Tanner was entitled to a base salary of $296,587 per annum, or such greater amount as determined by the Board of Directors, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Tanner was eligible to receive a bonus of up to 50% of his base salary. In addition, the employment agreement imposed non-competition, non-solicitation and confidentiality obligations on Mr. Tanner.
In connection with Mr. Tanner’s departure from the Company and in addition to the payments provided by the employment agreement, the Company has entered into a Separation Agreement and General Release with Mr. Tanner dated December 17, 2009 with an employment termination date of February 12, 2010, pursuant to which the Company has agreed (i) to pay Mr. Tanner his annual salary of $296,587 for one year following his termination date in installments to be paid on the dates that he normally received his salary and (ii) to pay the cost of Mr. Tanner’s health insurance premiums for one year if he elects to continue his health insurance through COBRA. Mr. Tanner’s health insurance premiums will cease to be paid by the Company if he obtains health insurance through another employer during the year after his departure.
Our obligation to make severance payments to Mr. Tanner under the Separation Agreement will terminate in the event that Mr. Tanner breaches certain obligations, including without limitation, obligations relating to non-solicitation of employees, former employees or other business relations of the Company for a one year period following termination and obligations relating to non-disclosure and non-use of confidential information of the Company.

Compensation Polices and Practices As They Relate to the Company’s Risk Management
The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
During Predecessor 2008, all compensation decisions were approved by the Compensation Committee. As of November 13, 2008, the non-employee directors assumed the duties of the Compensation Committee on an ad hoc basis. None of the Company’s executive officers currently serve, or in the past have served, as a director or member of any compensation committee of another entity that has one or more executive officers serving on the Company’s Board of Directors.
Compensation Committee Report
The non-employee directors of the Board discussed the Compensation Discussion and Analysis with management, and recommended its inclusion in the Company’s Form 10-K. The non-employee directors at the time the Company’s 10-K for the fiscal year ended December 27, 2009 was filed were:
Anatoly Bushler,
Jeff Campbell,
Evan Geller,
Craig S. Miller,
Anthony Polazzi and
Douglas Tapley
Summary Compensation Table
The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for fiscal years 2009, 2008 and 2007 paid to our Named Executive Officers:

							Change in
							Pension Value
						Non-	and
						Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal Position	Year	Salary	Bonus	Awards	Awards(1)	Compensation(2)	Earnings(3)	Compensation(4)		Total
		($)	($)	(#)	(#)	($)	(#)	($)		($)
Richard E. Rivera	2009	349,039	50,000	—	—	—	—	38,242	(5)	437,281
CEO, President and Chairman (6)
Steven Tanner	2009	307,995	103,649	—	—	—	—	28,479		440,122
CFO (7)	2008	296,587	—	—	—	—	—	26,111		322,698
	2007	283,841	40,000	—	433,745	—	—	46,970		804,556
Carlos Angulo	2009	284,450	—	—	—	—	—	18,013		302,463
President, Real Mex	2008	260,000	—	—	—	—	—	21,229		281,229
Foods, Inc.	2007	244,600	40,000	—	433,745	—	—	39,225		757,570
Roberto (Pepe) Lopez	2009	211,544	—	—	—	—	—	6,376		217,920
Executive Chef and	2008	210,330	—	—	—	—	—	10,540		220,870
Senior Vice President, R&D	2007	209,309	25,000	—	78,863	—	—	17,491		330,663
Raymond Garcia	2009	206,183	—	—	—	—	—	5,807		211,990
Senior Vice President,	2008	205,000	—	—	—	—	—	5,284		210,284
Operations — El Torito & Acapulco	2007	201,963	28,000	—	110,408	—	—	14,095		354,466

(1)
Represents grant date fair value related to options granted to acquire shares of RM Restaurant Holding Corp., parent of the Company. These amounts do not reflect the amount of compensation actually received by the Named Executive Officer during the fiscal year. For a description of the assumptions used in calculating the grant date fair value of the equity awards, see our “Notes to Consolidated Financial Statements”.

(2)	The Company does not have a Non-Equity Incentive Plan.

(3)	The Company does not have a pension plan and does not pay above market or preferential earnings on deferred compensation plans.

(4)
All Other Compensation includes medical and dental reimbursements, automobile expenses, employer matching contribution of a nonqualified deferred compensation plan, relocation reimbursements and amounts paid in connection with the Agreement and Plan of Merger with our parent.

(5)	Amount for Mr. Rivera includes reimbursements related to his relocation in accordance with his employment agreement.

(6)	Mr. Rivera joined the Company as an executive officer in April 2009.

(7)	Mr. Tanner departed from his position as an executive officer of the Company on February 12, 2010.

Option Grants in Fiscal Year Ended December 27, 2009
None.
Outstanding Equity Awards at Year End
The following table provides information regarding outstanding stock options held by our Named Executive Officers at December 27, 2009. The number of options and exercise price have been adjusted to reflect the 100:1 reverse stock split effected in conjunction with the Exchange on November 13, 2008.

	Option/Warrant Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards					Unearned	Unearned
	Number of	Number of	Number of			Number of	Market	Shares	Shares
	Securities	Securities	Securities			Shares or	Value of	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Shares or	Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Unit That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested	Vested (#)	Vested
Richard E. Rivera	—	—	—	—	—	—	—	—	—
Steven Tanner	66	44	—	$8,150	8/16/2016	—	—	—	—
Carlos Angulo	66	44	—	$8,150	8/16/2016	—	—	—	—
Roberto (Pepe) Lopez	12	8	—	$8,150	8/16/2016	—	—	—	—
Raymond Garcia	17	11	—	$8,150	8/16/2016	—	—	—	—
Options Exercised and Stock Vested
None of the Named Executive Officers exercised any stock options during the fiscal year ended December 27, 2009.
Pension Benefits
None.
Nonqualified Deferred Compensation
The following table sets forth certain information with respect to our nonqualified deferred compensation plan for fiscal year 2009 for our Named Executive Officers:

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance at
	Contributions	Contributions	Earnings	Distributions	December 27,
Name	during 2009	during 2009	during 2009	during 2009	2009
Richard E. Rivera	$—	$—	$—	$—	$—
Steven Tanner	24,699	6,716	18,281	376,879	38,297
Carlos Angulo	—	—	3,099	115,525	—
Roberto (Pepe) Lopez	—	—	523	65,996	—
Raymond Garcia	—	—	—	—	—
Potential Payments Upon Termination or Change in Control
We have arrangements with certain of our Named Executive Officers that may provide them with compensation following termination of employment. These arrangements are discussed above under “Employment Agreements”.
Compensation of Directors
Two of our directors, Jeff Campbell and Craig S. Miller, are entitled to $16,000 per year, payable in installments of $4,000 per quarter in arrears, plus an annual option grant valued at $35,000 per year. None of our other directors are compensated for serving as a director of the Company. All directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
As of December 27, 2009, our parent’s common stock authorized for issuance under its Non-Qualified Stock Option Plan included 1,000 shares of non-voting common stock, of which 330 options to purchase such shares are outstanding, with a weighted average exercise price of $8,150 per share. The number of options and exercise price have been adjusted to reflect the 100:1 reverse stock split effected in conjunction with the Exchange on November 13, 2008. See Note 7 of our Notes to Consolidated Financial Statements.

Equity Compensation Plan Information
Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	330	$8,150	670
Equity compensation plans not approved by security holders	—	—	—

Total	330	$8,150	670

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of outstanding common stock and preferred stock of Real Mex Restaurants, Inc. as of February 21, 2010:
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

Number and Percent of Shares of
Stock of
Real Mex Restaurants, Inc.

Common Stock
	Shares	Percentage
Greater than 5% Stockholder
RM Restaurant Holding Corp.(1)	1,000	100.00
Named Executive Officers and Directors
Richard E. Rivera	—	—
Steven Tanner	—	—
Carlos Angulo	—	—
Roberto (Pepe) Lopez	—	—
Raymond Garcia	—	—
Nicholas Mayer	—	—
Anatoly Bushler	—	—
Jeff Campbell	—	—
Evan Geller	—	—
Craig S. Miller	—	—
Anthony Polazzi	—	—
Douglas Tapley	—	—
All executive officers and directors as a group (12 persons)	—	—

(1)	RM Restaurant Holding Corp. is located at 5660 Katella Avenue, Cypress, California 90630.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
One of our directors is employed by Farallon Capital Management, LLC (“Farallon”). Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease in fiscal year 2009 were $0.2 million, of which less than $0.1 million is attributable to the indirect interest of funds managed by Farallon in the shopping center. Additionally, on July 7, 2009, certain funds managed by Farallon purchased $13.0 million aggregate principal amount of our notes.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract had a monthly fee of $0.2 million with an initial term from March 1, 2009 to March 31, 2009 and three optional one month renewal terms through June 30, 2009, each of which was exercised. The Company extended the contract for one additional month through July 31, 2009 at the same terms. Fees of $1.0 million were recorded in general and administrative expense during 2009 and reflected as non-cash consulting expense on the consolidated statement of cash flows. The fees were paid in shares of Holdco common stock, resulting in an increase in additional paid in capital for the Company. The shares were issued on September 28, 2009.
Director Independence
We are not listed on any national securities exchange and therefore are not subject to any listing standards for director independence. The Company has determined that 2 of our 7 directors, Jeff Campbell and Craig S. Miller, are independent under the existing standards of the New York Stock Exchange and the SEC. Because our other non-employee directors are affiliated with stockholders of our parent company, they are not considered independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accounting Fees and Services
The Board of Directors approved the engagement of Grant Thornton LLP (“Grant”) to continue as our independent auditors to conduct the audit of our books and records for the fiscal year ending December 27, 2009, including required quarterly reviews. The following table shows the aggregate fees for professional services rendered during the last two fiscal years:

	Fiscal Year	Fiscal Year
	2009	2008
Audit Fees	$679,200	$362,200
Audit Related Fees	—	27,000
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$679,200	$389,200

Audit Fees represent the aggregate fees billed or estimated to be billed to us for professional services rendered for the audit of our annual financial statements, review of financial statements included in our Form 10-Qs and services normally provided by our accountants in connection with statutory and regulatory filings or engagements.
Audit-Related Fees represent the aggregate fees billed to us or estimated to be billed to us for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. The nature of services provided in fiscal year 2008 consisted of an audit of our 401(k) plan.
Tax Fees represent the aggregate fees billed to us or estimated to be billed to us for professional services rendered for tax compliance, tax advice and tax planning.
All Other Fees represent the aggregate fees billed to us or estimated to be billed to us for products or services provided to us, other than the services reported in the above categories.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor
The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company’s business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. Pursuant to this authority, the Audit Committee has previously delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and required the Chair to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During fiscal year 2009 all of the services related to the audit or other fees described above were pre- approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) FINANCIAL STATEMENTS
The Consolidated Financial Statements are filed as part of this report under Item 8 Financial Statements and Supplementary Data.
•	Consolidated Balance Sheets — December 27, 2009 and December 28, 2008
•
Consolidated Statements of Operations — Successor Fiscal Year Ended December 27, 2009, Successor Period November 14, 2008 to December 28, 2008, Predecessor Period December 31, 2007 to November 13, 2008, Predecessor Fiscal Year Ended December 30, 2007

•
Consolidated Statements of Stockholder’s Equity — Successor Fiscal Year Ended December 27, 2009, Successor Period November 14, 2008 to December 28, 2008, Predecessor Period December 31, 2007 to November 13, 2008, Predecessor Fiscal Year Ended December 30, 2007

•
Consolidated Statements of Cash Flows — Successor Fiscal Year Ended December 27, 2009, Successor Period November 14, 2008 to December 28, 2008, Predecessor Period December 31, 2007 to November 13, 2008, Predecessor Fiscal Year Ended December 30, 2007

•	Notes to Consolidated Financial Statements — December 27, 2009 and December 28, 2008
(2) FINANCIAL STATEMENT SCHEDULE
The financial statement schedules are not required under the related instructions, are inapplicable or are included in our Notes to Consolidated Financial Statements, and therefore have been omitted.

(3) EXHIBITS

EXHIBIT
NO.	DESCRIPTION
3.1
Third Amended and Restated Certificate of Incorporation of Real Mex Restaurants, Inc., dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 30, 2009 and incorporated by reference herewith)

3.2
Amended and Restated Bylaws of Real Mex Restaurants, Inc., dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 30, 2009 and incorporated by reference herewith)

3.3
Certificate of Incorporation of Acapulco Restaurants, Inc., dated May 21, 1985 (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.4
Bylaws of Acapulco Restaurants, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.5
Certificate of Incorporation of El Torito Restaurants, Inc., dated November 24, 1986 (Filed with the Securities and Exchange Commission as Exhibit 3.25 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.6
Bylaws of El Torito Restaurants, Inc., dated December 19, 1986 (Filed with the Securities and Exchange Commission as Exhibit 3.6 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.7
Certificate of Incorporation of El Torito Franchising Company, dated August 16, 1996 (Filed with the Securities and Exchange Commission as Exhibit 3.7 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.8
Bylaws of El Torito Franchising Company (Filed with the Securities and Exchange Commission as Exhibit 3.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on August 11, 2004 and incorporated by reference herewith)

3.9
Articles of Incorporation of Acapulco Restaurant of Ventura, Inc., filed May 8, 1986 (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.10
Bylaws of Acapulco Restaurant of Ventura, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.11
Amendment to Bylaws of Acapulco Restaurant of Ventura, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.12
Articles of Incorporation of Acapulco Restaurant of Westwood, Inc., filed April 25, 1994 (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.13
Bylaws of Acapulco Restaurant of Westwood, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.12 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.14
Amendment to Bylaws of Acapulco Restaurant of Westwood, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.15
Articles of Incorporation of Acapulco Restaurant of Downey, Inc., dated November 11, 1988 (Filed with the Securities and Exchange Commission as Exhibit 3.13 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.16
Bylaws of Acapulco Restaurant of Downey, Inc., dated October 4, 1985 (Filed with the Securities and Exchange Commission as Exhibit 3.14 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

EXHIBIT
NO.	DESCRIPTION
3.17
Amendment to Bylaws of Acapulco Restaurant of Downey, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.3 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.18
Articles of Incorporation of Murray Pacific, dated January 12, 1981 (Filed with the Securities and Exchange Commission as Exhibit 3.15 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.19
Bylaws of Murray Pacific, dated October 23, 1985 (Filed with the Securities and Exchange Commission as Exhibit 3.16 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.20
Amendment to Bylaws of Murray Pacific, dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.4 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.21
Articles of Incorporation of Acapulco Restaurant of Moreno Valley, Inc., dated July 23, 1999 (Filed with the Securities and Exchange Commission as Exhibit 3.19 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.22
Bylaws of Acapulco Restaurant of Moreno Valley, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.20 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.23
Amendment to Bylaws of Acapulco Restaurant of Moreno Valley, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.5 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.24
Articles of Incorporation of El Paso Cantina, Inc., June 21, 1989 (Filed with the Securities and Exchange Commission as Exhibit 3.21 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.25
Bylaws of El Paso Cantina, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.22 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.26
Articles of Incorporation of Real Mex Foods, Inc., dated January 15, 2003 (Filed with the Securities and Exchange Commission as Exhibit 3.23 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.27
Amendment to Articles of Incorporation of Real Mex Foods, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.6 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.28
Bylaws of Real Mex Foods, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.24 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.29
Amendment to Bylaws of Real Mex Foods, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.7 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.30
Articles of Incorporation of TARV, Inc., dated November 24, 1986 (Filed with the Securities and Exchange Commission as Exhibit 3.8 to the Company’s Report on Form 10-Q (File No. 333-116310) on August 12, 2009, and incorporated by reference herewith)

3.31
Bylaws of TARV, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.26 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.32
Amendment to Bylaws of TARV, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.9 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.33
Articles of Incorporation of ALA Design, Inc., dated December 22, 1976 (Filed with the Securities and Exchange Commission as Exhibit 3.27 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

EXHIBIT
NO.	DESCRIPTION
3.34
Amendment to Articles of Incorporation of ALA Design, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.35
Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.36
Amendment to Bylaws of ALA Design, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.37
Articles of Incorporation of Acapulco Mark Corp., dated October 3, 1996 (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.38
Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.39
Certificate of Incorporation of CKR Acquisition Corp., dated October 4, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.31 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.40
Bylaws of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.32 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.41
Articles of Formation of Chevys Restaurants, LLC, dated November 10, 2004 (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.33 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.42
Operating Agreement of Chevys Restaurants, LLC, dated November 15, 2004 (formerly known as Chevys Acquisition Company LLC). (Filed with the Securities and Exchange Commission as Exhibit 3.34 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.43
Amended and Restated Certificate of Incorporation of RM Restaurant Holding Corp. dated November 13, 2008. (Filed with the Securities and Exchange Commission as Exhibit 3.43 to the Company’s Registration Statement on Form S-4 (File No. 333-161605) on August 28, 2008 and incorporated by reference herewith)

3.44
Amended and Restated Bylaws of RM Restaurant Holding Corp. dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 3.44 to the Company’s Registration Statement on Form S-4 (File No. 333-161605) on August 28, 2008 and incorporated by reference herewith)

3.45
Amendment to Amended and Restated Bylaws of RM Restaurant Holding Corp., dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 3.45 to the Company’s Registration Statement on Form S-4 (File No. 333-161605) on August 28, 2008 and incorporated by reference herewith)

4.1
Indenture, dated as of July 7, 2009, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, National Association., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.1
Separation Agreement and General Release, dated December 19, 2008 by and between Real Mex Restaurants, Inc. and Frederick Wolfe (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 30, 2009 and incorporated by reference herewith)

10.2
Amended and Restated Executive Employment Agreement, dated February 28, 2008 by and between Real Mex Restaurants, Inc. and Frederick Wolfe. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on March 5, 2008 and incorporated by reference herewith)

10.3
Executive Employment Agreement, dated February 28, 2008 by and between Real Mex Restaurants, Inc. and Steven Tanner. (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on March 5, 2008 and incorporated by reference herewith)

EXHIBIT
NO.	DESCRIPTION
10.4
Agreement and Plan of Merger, dated August 17, 2006 among Real Mex Restaurants, Inc., RM Restaurant Holding Corp. and RM Integrated, Inc (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on August 23, 2006 and incorporated by reference herewith)

10.5
Second Amended and Restated Credit Agreement, dated July 7, 2009, by and among Real Mex Restaurants, Inc., RM Restaurant Holding Corp., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent, sole bookrunner and sole lead arranger (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.6
Amended and Restated Credit Agreement, dated January 29, 2007 (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on February 2, 2007 and incorporated by reference herewith)

10.7
Amendment No. 1 to Second Amended and Restated Credit Agreement Credit Agreement, dated on or about August 2007 (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 333-116310) on August 12, 2009, and incorporated by reference herewith)

10.8
Amendment No. 2 to Second Amended and Restated Credit Agreement dated April 17, 2008. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K dated April 23, 2008 and incorporated by reference herewith)

10.9
Limited Waiver, Consent and Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 333-116310) on November 13, 2008 and incorporated by reference herewith)

10.10
Amendment No. 4 to Second Amended and Restated Revolving Credit Agreement, dated July 7, 2009, by and among Real Mex Restaurants, Inc., the borrowers party thereto, the lenders party thereto and General Electric Capital Corporation, as agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.11
Executive Employment Agreement, dated May 27, 2009, by and between Real Mex Restaurants, Inc. and Richard E. Rivera. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on June 2, 2009 and incorporated by reference herewith)

10.12
Registration Rights Agreement, dated July 7, 2009, by and among Real Mex Restaurants, Inc., the guarantors party thereto and Jefferies & Company, Inc. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.13
Security Agreement, dated July 7, 2009, by Real Mex Restaurants, Inc. and the other grantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.14
Stock Pledge Agreement, dated July 7, 2009, by Real Mex Restaurants, Inc. and the other grantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent(Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.15
Membership Interest Pledge Agreement, dated July 7, 2009, by CKR Acquisition Corp. in favor of Wells Fargo Bank, National Association, as collateral agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.16
Trademark Collateral Security and Pledge Agreement, dated July 7, 2009, Real Mex Restaurants, Inc. and the other assignors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

EXHIBIT
NO.	DESCRIPTION
10.17
Credit Agreement, dated July 7, 2009, by and among RM Restaurant Holding Corp., the lenders named therein and Wilmington Trust FSB, as administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.17) to the Company’s Registration Statement on Form S-4 (File No. 333-161605 ) on August 28, 2008 and incorporated by reference herewith)

10.18
2006 Stock Option Plan of RM Restaurant Holding Corp. (Filed with the Securities and Exchange Commission as Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-161605 ) on August 28, 2008 and incorporated by reference herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
14.1
Code of Ethics adopted by the Company on February 7, 2007 (Filed with the Securities and Exchange Commission as Exhibit 14.1 to the Company’s Annual Report on Form 10-K on March 20, 2007 and incorporated by reference herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive and Principal Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive and Principal Financial Officer. (Filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL MEX RESTAURANTS, INC.
	By:	/s/ Richard E. Rivera
Richard E. Rivera
Date: March 19, 2010		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Rivera Richard E. Rivera	Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 19, 2010

/s/ Anatoly Bushler	Director	March 19, 2010
Anatoly Bushler

/s/ Jeff Campbell	Director	March 19, 2010
Jeff Campbell

/s/ Evan Geller	Director	March 19, 2010
Evan Geller

/s/ Craig S. Miller	Director	March 19, 2010
Craig S. Miller

/s/ Anthony Polazzi	Director	March 19, 2010
Anthony Polazzi

/s/ Douglas Tapley	Director	March 19, 2010
Douglas Tapley

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive and Principal Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive and Principal Financial Officer. (Filed herewith)