Form 10-Q
period 2010-03-28
Real Mex Restaurants, Inc.
filed 2010-05-12
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2010, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

Real Mex Restaurants, Inc.

FORWARD-LOOKING STATEMENTS
This report includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” “should,” “may,” or “could” or words or phrases of similar meaning. They may relate to, among other things: our liquidity and capital resources; legal proceedings and regulatory matters involving our Company; food-borne illness incidents; increases in the cost of ingredients; our dependence upon frequent deliveries of food and other supplies; our vulnerability to changes in consumer preferences and economic conditions; our ability to compete successfully with other casual dining restaurants; our ability to expand; and anticipated growth in the restaurant industry and our markets.
These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission, including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 27, 2009. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.
Unless otherwise provided in this report, references to “we”, “us”, “our” and “Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	March 28,	December 27,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,870	$3,317
Trade receivables, net	9,992	9,491
Other receivables	565	603
Inventories, net	10,531	10,834
Prepaid expenses	6,110	3,206
Current portion of favorable lease asset, net	5,242	5,418
Other current assets	358	359

Total current assets	35,668	33,228

Property and equipment, net	81,035	84,524
Goodwill, net	43,812	43,812
Trademarks and other intangible assets	55,700	55,700
Deferred charges	6,501	7,108
Favorable lease asset, less current portion, net	18,361	19,599
Other assets	8,353	8,390

Total assets	$249,430	$252,361

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$26,733	$16,785
Accrued self-insurance reserves	14,221	14,790
Accrued compensation and benefits	9,531	12,923
Accrued interest	5,564	9,759
Other accrued liabilities	10,713	11,966
Current portion of long-term debt	301	657
Current portion of capital lease obligations	362	402

Total current liabilities	67,425	67,282

Long-term debt, less current portion	147,274	145,271
Capital lease obligations, less current portion	714	784
Deferred tax liabilities	26,059	26,059
Unfavorable lease liability, less current portion, net	6,000	6,415
Other liabilities	5,128	4,230

Total liabilities	252,600	250,041

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at March 28, 2010 and December 27, 2009	—	—
Additional paid-in capital	56,030	56,021
Accumulated deficit	(59,200)	(53,701)

Total stockholder’s equity (deficit)	(3,170)	2,320

Total liabilities and stockholder’s equity	$249,430	$252,361

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended
	March 28,	March 29,
	2010	2009

Revenues:
Restaurant revenues	$110,135	$117,413
Manufacturing and distribution revenues	9,447	10,177
Franchise and other revenues	837	902

Total revenues	120,419	128,492

Costs and expenses:
Cost of sales	29,104	31,110
Labor	43,634	47,616
Direct operating and occupancy expense	33,737	34,699
General and administrative expense	5,593	6,722
Depreciation and amortization	6,314	8,137

Operating income	2,037	208

Other income (expense):
Interest expense	(7,663)	(9,220)
Other income, net	115	71

Total other expense, net	(7,548)	(9,149)

Loss before income tax provision	(5,511)	(8,941)

Income tax (benefit) provision	(12)	6

Net loss	$(5,499)	$(8,947)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	March 28,	March 29,
	2010	2009

Operating activities
Net loss	$(5,499)	$(8,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,435	7,234
Amortization of:
Favorable lease asset and unfavorable lease liability, net	879	903
Debt discount	929	3,683
Deferred financing costs	616	300
Loss on disposal of property and equipment	10	8
Stock-based compensation expense	9	66
Non-cash consulting expense	—	190
Changes in operating assets and liabilities:
Trade and other receivables	(463)	(594)
Inventories	303	1,290
Deferred compensation plan assets	—	1,677
Prepaid expenses and other current assets	(2,903)	815
Other assets	58	17
Accounts payable and accrued liabilities	1,770	1,753
Other liabilities	898	1,128

Net cash provided by operating activities	2,042	9,523

Investing activities
Purchases of property and equipment	(1,982)	(1,540)
Exchange transaction costs	—	(198)
Net proceeds from disposal of property and equipment	2	65

Net cash used in investing activities	(1,980)	(1,673)

Financing activities
Net payment under revolving credit facility	—	(7,200)
Payments on long-term debt agreements and capital lease obligations	(487)	(514)
Payments of financing costs	(22)	—

Net cash used in financing activities	(509)	(7,714)

Net (decrease) increase in cash and cash equivalents	(447)	136

Cash and cash equivalents at beginning of period	3,317	2,099

Cash and cash equivalents at end of period	$2,870	$2,235

Supplemental disclosure of cash flow information
Interest paid	$9,219	$1,250

Income taxes (received) paid	$(12)	$6

Supplemental disclosure of noncash investing and financing activities
In-kind interest on senior unsecured credit facility added to principal	$1,095	$—

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
March 28, 2010
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”). The Company operated 183 restaurants as of March 28, 2010, of which 152 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. In addition, the Company franchised or licensed 34 restaurants in 12 states and two foreign countries as of March 28, 2010. The Company’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also provides distribution services and manufactures specialty products for sale to outside customers.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2009 is December 27, 2009 and in 2008 was December 28, 2008. The accompanying consolidated balance sheets present the Company’s financial position as of March 28, 2010 and December 27, 2009. The accompanying consolidated statements of operations and cash flows present the 13 week quarters ended March 28, 2010 and March 29, 2009.
The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly-owned subsidiaries. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of our accounting policies and other financial information is included in our audited consolidated financial statements as filed with the SEC in our annual report on Form 10-K for the year ended December 27, 2009. The Company believes that the disclosures included in its accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with its consolidated financial statements and notes thereto included in its annual report on Form 10-K. The accompanying consolidated balance sheet as of December 27, 2009 has been derived from its audited financial statements.
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
3. Intangible Assets
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Exchange:

	March 28,	December 27,
	2010	2009

Trademarks	$46,800	$46,800
Franchise agreements	8,900	8,900

	$55,700	$55,700

4. Long-Term Debt
Long-term debt consists of the following:

	March 28,	December 27,
	2010	2009
Senior Secured Notes due 2013	$130,000	$130,000
Senior Secured Notes unamortized debt discount	(10,214)	(11,143)
Senior Secured Revolving Credit Facility	—	—
Senior Unsecured Credit Facility	27,069	25,974
Mortgage	500	519
Other	220	578

	147,575	145,928
Less current portion	(301)	(657)

	$147,274	$145,271

Senior Secured Notes due 2013. On July 7, 2009 (the “Closing Date”), the Company completed an offering of $130,000 aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “Notes”), which are guaranteed (the “Guarantees”) by Holdco and all of the Company’s existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the Notes were used to refinance a portion of the existing indebtedness, including repayment of the Company’s $105,000 senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6,617 were recorded related to the issuance of the Notes. The remaining deferred debt fees and unamortized debt discount related to the $105,000 senior secured notes due 2010 of which $11,717 were recorded as interest expense on July 7, 2009.
Prior to July 1, 2011, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of the Company’s equity interests. Prior to July 1, 2011, the Company may also redeem some or all of the Notes at a “make-whole” premium. On or after July 1, 2011, the Company may redeem some or all of the Notes at 100% of the Notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, upon meeting certain criteria, an Excess Cash Flow Offer Amount (as defined in the indenture) must be offered to repay the principal amount plus any accrued and unpaid interest and liquidated damages. If the Excess Cash Flow Offer (as defined in the indenture) is prohibited by the terms of the Company’s Second Amended and Restated Credit Facility, as amended, governing the Company’s New Senior Secured Revolving Credit Facilities, the Company will deposit the amount that would have been used to fund the Excess Cash Flow Offer into an escrow account. Funds from the escrow account will be released to the Company only to repay borrowings under the New Senior Secured Revolving Credit Facilities or to make an Excess Cash Flow Offer.
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
On November 13, 2008, concurrent with the Exchange, the Company executed a Limited Waiver, Consent and Amendment No. 3 to the Second Amended and Restated Revolving Credit Agreement (“Amendment No. 3”), which extended the term for one year to January 29, 2010, modified the definition of Applicable Margin and Base Rate, amended Leverage and Adjusted Leverage Ratio covenants for the period ending September 28, 2008 and thereafter, replaced the Cash Flow Ratio covenant with a Minimum Interest Coverage Ratio covenant, and added a Monthly Debt to EBITDA Ratio covenant. In addition, Amendment No. 3 terminated the cross-default provision described below as it relates to Holdco debt.
On July 7, 2009, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Second Amended and Restated Revolving Credit Agreement in connection with the offering of the Notes. Amendment No. 4 extended the term of the New Senior Secured Revolving Credit Facilities to July 1, 2012 and modified certain financing covenants. Interest on the outstanding borrowings under the New Senior Secured Revolving Credit Facility is based on either prime rate plus Applicable Margin or ninety-day LIBOR plus Applicable Margin, as defined in and subject to certain restrictions in Amendment No. 4. Fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1,562 were recorded related to Amendment No. 4.
On April 2, 2010, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Revolving Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to the Notes as a result of such transfer.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of March 28, 2010, the Company had $7,538 available under the New Senior Secured Letter of Credit Facility and $15,000 available under the New Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At March 28, 2010, the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Revolving Credit Agreement, as amended.
Senior Unsecured Credit Facility. In 2005, the Company entered into a $75,000 senior unsecured credit facility (the “Old Senior Unsecured Credit Facility”) consisting of a single term loan maturing on December 31, 2008, all of the proceeds of which were used to finance a portion of the cash consideration of an acquisition and pay related fees and expenses. On October 5, 2006, the Company entered into an Amended and Restated Senior Unsecured Credit Facility, pursuant to which the Old Senior Unsecured Credit Facility was decreased to a $65,000 senior unsecured credit facility (the “New Senior Unsecured Credit Facility”), consisting of a single term loan maturing on October 5, 2010. All of the proceeds of the New Senior Unsecured Credit Facility were used to repay in full and terminate any term loans outstanding under the Old Senior Unsecured Credit Facility. The total amount of term loans repaid was $10,000. Obligations under the New Senior Unsecured Credit Facility are guaranteed by all of the Company’s subsidiaries.
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
The Company’s New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the New Senior Secured Revolving Credit Facilities). At March 28, 2010, the Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility, as amended.

Mortgage. In 2005, concurrent with an acquisition, we assumed an $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 28, 2010, the principal amount outstanding on the mortgage was $500.
Interest rates for the Company’s long-term debt are shown in the following table:

	March 28,	December 27,
	2010	2009
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	7.42 to 9.25%
Senior Unsecured Credit Facility	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.20 to 3.59%	3.20 to 4.70%
5. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At March 28, 2010 and December 27, 2009, there were 1,000 shares of common stock authorized, issued and outstanding.
Stock Option Plans
In December 2006, the Board of Directors of Holdco (the “Board”), adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of Holdco’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. Immediately prior to the Exchange, a 100:1 reverse stock split was effected related to Holdco common stock and all outstanding options to acquire Holdco stock, reducing the number of options reserved for issuance from 100,000 to 1,000. Options vest 20% per year according to the schedule specified in each option agreement. Accelerated vesting of all outstanding options is triggered upon a change of control of Holdco. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.
When stock-based compensation is awarded, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise. No options were granted during the three months ended March 28, 2010.
The following table summarizes the stock option activity as of and for the three months ended March 28, 2010:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 27, 2009	330	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(44)	8,150

Outstanding at March 28, 2010	286	$8,150

Vested and expected to vest at March 28, 2010	282	$8,150
Exercisable at March 28, 2010	197	$8,150

The Company recorded $9 of stock-based compensation expense for the three months ended March 28, 2010, which is included in general and administrative expense on the consolidated statements of operations. As of March 28, 2010, $238 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 1.0 year. At March 28, 2010, the aggregate intrinsic value of exercisable options was $0.
6. Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2013 at March 28, 2010, based on quoted market prices, was $126,750. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.
7. Related Party Transactions
As discussed in Note 4, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
One of our directors is employed by Farallon Capital Management, LLC (“Farallon”). Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with our lease during the quarter ended March 28, 2010 were $82, of which up to approximately $31 is attributable to the Farallon funds’ indirect interest in the shopping center. Additionally, certain funds managed by Farallon hold approximately $13,000 aggregate principal amounts of the Notes.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract had a monthly fee of $190 with an initial term from March 1, 2009 to March 31, 2009 and three optional one month renewal terms through June 30, 2009, each of which was exercised. The Company extended the contract for one additional month through July 31, 2009 at the same terms. Fees of $950 were recorded in general and administrative expense during fiscal year 2009, of which $190 was recorded during the three months ended March 29, 2009 and reflected as non-cash consulting expense on the consolidated statement of cash flows. The fees were paid in shares of Holdco common stock, resulting in an increase in additional paid in capital for the Company. The shares were issued on September 28, 2009. No such arrangement is in place for 2010.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at March 28, 2010 or December 27, 2009.
8. Impact of Recently Issued Accounting Principles
In January 2010, the Financial Accounting Standards Board issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial statements. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010, for which the Company does not expect the adoption to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of March 28, 2010, we operated 183 restaurants, 152 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. In addition, we franchised or licensed 34 restaurants in 12 states and two foreign countries as of March 28, 2010. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods.
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
As a result of the downturn in the economy, no new restaurants were opened during fiscal year 2009 and none are planned for fiscal year 2010. During fiscal year 2008, we opened five restaurants, including our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 include one El Torito and two Chevys restaurants in California. During fiscal year 2007, we opened four restaurants, including two El Torito, one El Torito Grill and one Chevys restaurant, all in California.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended March 28, 2010 and March 29, 2009 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of March 28, 2010, we had 181 restaurants that met this criterion.
Our revenues are comprised of restaurant sales, manufacturing and distribution revenues and franchise and other revenues. Restaurant revenues include sales of food and alcoholic and other beverages. Manufacturing and distribution revenues consist of sales by Real Mex Foods to outside customers of processed and packaged prepared foods and other merchandise items. Franchise and other revenues primarily includes franchise and royalty fees from our franchisees of our Chevys concept.
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
Labor costs are semi-variable and include direct hourly and management wages, operations management bonus expense, vacation pay, payroll taxes, workers’ compensation insurance and health insurance expenses.
Direct operating and occupancy expense consists primarily of fixed costs and includes operating supplies, repairs and maintenance, advertising expenses, utilities, and other restaurant related operating expenses. This expense also includes all occupancy costs such as fixed rent, percentage rent, common area maintenance charges, real estate taxes and other related occupancy costs.
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
For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Note 3 of the Consolidated Financial Statements in our report on Form 10-K filed for the fiscal year ended December 27, 2009.
Results of Operations
The discussion of and the results of operations are based on the 13 week periods (“first quarter”) ended March 28, 2010 and March 29, 2009.
Our operating results for the 13 week periods ended March 28, 2010 and March 29, 2009 are expressed as a percentage of total revenues below:

	13 Weeks Ended
	March 28, 2010	March 29, 2009
Total revenues	100.0%	100.0%
Cost of sales	24.2	24.2
Labor	36.2	37.1
Direct operating and occupancy expense	28.0	27.0
Total operating costs	88.4	88.3
General and administrative expense	4.6	5.2
Depreciation and amortization	5.2	6.3
Operating income	1.7	0.2
Interest expense	6.4	7.2
Loss before tax provision	(4.6)	(7.0)
Net loss	(4.6)	(7.0)
Thirteen weeks ended March 28, 2010 compared to the thirteen weeks ended March 29, 2009
Total Revenues. Total revenues decreased by $8.1 million, or 6.3%, to $120.4 million in the first quarter of 2010 from $128.5 million in the first quarter of 2009 due to a $7.3 million decrease in restaurant revenues, a $0.7 million decrease in manufacturing and distribution revenues and a $0.1 million decrease in franchise and other revenues. The decrease in restaurant revenues was primarily due to comparable store sales decreases of 4.3% in the first quarter of 2010 as compared with the first quarter of 2009, including a 0.6% increase in customer traffic and a 4.9% decrease in average guest check.
Cost of Sales. Total cost of sales of $29.1 million in the first quarter of 2010 decreased $2.0 million, or 6.4%, as compared to the first quarter of 2009, primarily due to the decrease in restaurant revenue combined with lower commodity costs, primarily poultry, produce and tortillas. As a percentage of total revenues, cost of sales was 24.2% for the first quarter of 2010 which is consistent with the first quarter of 2009.

Labor. Labor costs of $43.6 million in the first quarter of 2010 decreased by $4.0 million, or 8.4%, as compared to the first quarter of 2009, primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with lower casualty insurance expense. As a percentage of total revenues, labor costs decreased to 36.2% in the first quarter of 2010 from 37.1% in the first quarter of 2009. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $33.7 million in the first quarter of 2010 decreased $1.0 million, or 2.9%, versus the first quarter of 2009, primarily due to lower occupancy expense, advertising expense and maintenance and cleaning expense as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. As a percentage of total revenues, direct operating and occupancy expense increased to 28.0% in the first quarter of 2010 from 27.0% in the first quarter of 2009. The increase as a percent of total revenues was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed or take time to adjust for the reduction in sales.
General and Administrative Expense. General and administrative expense of $5.6 million in the first quarter of 2010 decreased by $1.1 million, or 16.8%, as compared to the first quarter of 2009, primarily due to lower labor expense as a result of a reduction in headcount and wage rate reductions to minimize the impact of lower restaurant revenues. General and administrative expense as a percentage of total revenues decreased to 4.6% in the first quarter of 2010 from 5.2% in the first quarter of 2009.
Depreciation and amortization. Depreciation and amortization expense of $6.3 million in the first quarter of 2010 decreased $1.8 million, or 22.4%, as compared to the first quarter of 2009, primarily due to assets which became fully depreciated during 2009. As a percentage of total revenues, depreciation and amortization decreased to 5.2% in the first quarter of 2010 from 6.3% in the first quarter of 2009.
Interest Expense. Interest expense of $7.7 million in the first quarter of 2010 decreased $1.6 million, or 16.9%, as compared to the first quarter of 2009. This decrease was primarily due to the refinancing of our debt during the third quarter of 2009, resulting in a decrease in the amortization of debt discount of $2.7 million combined with a decrease in interest expense on the senior unsecured credit facility of $1.0 million, partially offset by an increase in interest expense on the senior secured notes of $1.8 million and an increase in the amortization of deferred debt fees of $0.3 million. As a percentage of total revenues, interest expense decreased to 6.4% in the first quarter of 2010 from 7.2% in the first quarter of 2009.
Income tax provision. We have recorded a valuation allowance against our deferred tax assets and as a result, no income tax benefit was recorded during the first quarter of 2010 or the first quarter of 2009. The benefit recorded of less than $0.1 million during the first quarter of 2010 represents refunds received offset by various state taxes incurred. The provision recorded of less than $0.1 million during the first quarter of 2009 represents various state taxes incurred.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at March 28, 2010, including obligations under capital leases and unamortized debt discount, was $148.7 million, and we had $15.0 million of revolving credit availability under our $15.0 million senior secured revolving credit facility. As discussed below, in July 2009, we refinanced our notes, amended the credit agreement relating to our senior secured revolving credit facilities and amended and restated the credit agreement relating to our senior unsecured credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Working Capital and Cash Flows
We presently have and anticipate continuing to have negative working capital balances. The working capital deficit principally is the result of accounts payable and accrued liabilities exceeding current asset levels. The largest components of our accrued liabilities include reserves for our self-insured workers’ compensation and general liability insurance, accrued payroll and related employee benefits costs and gift card liabilities. We do not have significant receivables and we receive trade credit based upon negotiated terms in purchasing food and supplies. Funds in excess of our normal operating requirements have been used for capital expenditures and/or debt service payments under our existing indebtedness.

Operating Activities. We had net cash provided by operating activities of $2.0 million for the quarter ended March 28, 2010 compared to $9.5 million for the quarter ended March 29, 2009. The decrease in cash provided by operating activities of $7.5 million was primarily attributable to the decrease in revenues combined with changes in working capital, primarily due to our refinancing in 2009, which resulted in a rate increase and change in payment timing of interest on our senior secured notes, for which the semi-annual payment was made in first quarter of 2010 compared to second quarter of 2009.
Investing Activities. We had net cash used in investing activities of $2.0 million for the quarter ended March 28, 2010 compared to $1.7 million for the quarter ended March 29, 2009. The increase in net cash used in investing activities of $0.3 million was primarily the result of an increase in additions to property and equipment of $0.4 million, related to routine maintenance of our restaurants.
We expect to make capital expenditures totaling approximately $8.9 million in fiscal year 2010 comprised of approximately $0.6 million for information technology, approximately $1.3 million for Real Mex Foods and approximately $7.0 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to open any new restaurants during 2010 as a result of restrictions in our notes issued during July 2009 and the current economic climate which we do not expect to improve substantially during 2010.
Financing Activities. We had net cash used in financing activities of $0.5 million for the quarter ended March 28, 2010 compared to $7.7 million for the quarter ended March 29, 2009. The decrease in cash used in financing activities of $7.2 million was primarily the result of a decrease in the net repayment of our senior secured revolving credit facility during the current year of $7.2 million, for which there was no outstanding balance at March 28, 2010.
Debt and Other Obligations
On July 7, 2009, we completed an offering of $130.0 million aggregate principal amount of 14.0% senior secured notes due January 1, 2013, which are guaranteed by RM Restaurant Holding Corp. (“Holdco”), our parent company, and all of our existing and future domestic restricted subsidiaries, or the guarantors. The notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The notes were issued pursuant to an indenture, dated July 7, 2009, by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the notes was used to refinance a portion of the existing indebtedness, including repayment of our existing $105.0 million senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6.6 million were recorded related to the issuance of the notes. The remaining deferred debt fees and unamortized debt discount related to the $105.0 million senior secured notes due 2010 of $11.7 million were recorded as interest expense on July 7, 2009.
Prior to July 1, 2011, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of our equity interests. Prior to July 1, 2011, we may redeem some or all of the notes at a “make-whole” premium. On or after July 1, 2011, we may redeem some or all of the notes at 100% of the notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, upon meeting certain criteria, an Excess Cash Flow Offer Amount (as defined in the indenture) must be offered to repay the principal amount plus any accrued and unpaid interest and liquidated damages. If the Excess Cash Flow Offer (as defined in the indenture) is prohibited by the terms of the Second Amended and Restated Credit Agreement entered into in connection with the senior secured revolving credit facilities, as described below, we will deposit the amount that would have been used to fund the Excess Cash Flow Offer into an escrow account. Funds from the escrow account will only be released to us to repay borrowings under the senior secured revolving credit facilities or to make an Excess Cash Flow Offer.
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
On April 2, 2010, we amended the Second Amended and Restated Revolving Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to our senior secured notes due 2013 as a result of such transfer.
Obligations under the senior secured revolving credit facilities are guaranteed by all of our subsidiaries, as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The senior secured revolving credit facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of March 28, 2010, we had $7.5 million available under the $25.0 million letter of credit facility and $15.0 million available under the $15.0 million revolving credit facility that may also be utilized for the letters of credit.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At March 28, 2010, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
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
The senior unsecured credit facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes and the senior secured revolving credit facilities). At March 28, 2010, we were in compliance with all specified financial and other covenants under the senior unsecured credit facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 28, 2010, the principal amount outstanding on the mortgage was $0.5 million.
Interest rates for the Company’s long-term debt are shown in the following table:

	March 28,	December 27,
	2010	2009
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	7.42 to 9.25%
Senior Unsecured Credit Facility	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.20 to 3.59%	3.20 to 4.70%
Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.5%. As of March 28, 2010, the principal amount due relating to capital lease obligations was $1.1 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,600 to $11,000 per month. The capital lease obligations mature between 2010 and 2025.
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
We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in 2010 and 2009 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of March 28, 2010, there were no borrowings outstanding under our senior secured revolving credit facilities.
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
Item 1A. Risk Factors
There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 27, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Not applicable.
Item 5. Other Information
None.

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

REAL MEX RESTAURANTS, INC.
Dated: May 12, 2010	By:	/s/ Richard E. Rivera
Richard E. Rivera
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 12, 2010	By:	/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz
Chief Financial Officer (Principal Financial Officer and Accounting Officer)