Form 10-Q
period 2010-06-27
Real Mex Restaurants, Inc.
filed 2010-08-11
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2010, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	June 27,	December 27,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$8,361	$3,317
Trade receivables, net	9,793	9,491
Other receivables	455	603
Inventories, net	11,719	10,834
Prepaid expenses	2,897	3,206
Current portion of favorable lease asset, net	4,993	5,418
Other current assets	234	359

Total current assets	38,452	33,228

Property and equipment, net	78,990	84,524
Goodwill	43,812	43,812
Trademarks and other intangible assets	55,700	55,700
Deferred charges	5,926	7,108
Favorable lease asset, less current portion, net	17,172	19,599
Other assets	8,347	8,390

Total assets	$248,399	$252,361

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$17,872	$16,785
Accrued self-insurance reserves	13,555	14,790
Accrued compensation and benefits	12,741	12,923
Accrued interest	10,187	9,759
Other accrued liabilities	9,954	11,966
Current portion of long-term debt	1,027	657
Current portion of capital lease obligations	321	402

Total current liabilities	65,657	67,282

Long-term debt, less current portion	149,298	145,271
Capital lease obligations, less current portion	642	784
Deferred tax liabilities	26,059	26,059
Unfavorable lease liability, less current portion, net	5,598	6,415
Other liabilities	5,044	4,230

Total liabilities	252,298	250,041

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at June 27, 2010 and December 27, 2009	—	—
Additional paid-in capital	56,070	56,021
Accumulated deficit	(59,969)	(53,701)

Total stockholder’s equity (deficit)	(3,899)	2,320

Total liabilities and stockholder’s equity	$248,399	$252,361

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Revenues:
Restaurant revenues	$119,282	$124,408	$229,417	$241,821
Manufacturing and distribution revenues	9,428	10,500	18,875	20,677
Franchise and other revenues	927	1,016	1,764	1,918

Total revenues	129,637	135,924	250,056	264,416
Costs and expenses:
Cost of sales	31,470	32,504	60,574	63,614
Labor	44,978	49,958	88,612	97,574
Direct operating and occupancy expense	34,459	34,516	68,196	69,215
General and administrative expense	5,485	5,979	11,078	12,701
Depreciation and amortization	6,401	8,108	12,715	16,245
Impairment of property and equipment	—	216	—	216

Operating income	6,844	4,643	8,881	4,851
Other income (expense):
Interest expense	(7,643)	(9,017)	(15,306)	(18,237)
Other income, net	—	239	116	310

Total other expense, net	(7,643)	(8,778)	(15,190)	(17,927)

Loss before income tax provision	(799)	(4,135)	(6,309)	(13,076)
Income tax provision (benefit)	(29)	—	(41)	6

Net loss	$(770)	$(4,135)	$(6,268)	$(13,082)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	June 27,	June 28,
	2010	2009

Operating activities
Net loss	$(6,268)	$(13,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,929	14,440
Amortization of:
Favorable lease asset and unfavorable lease liability, net	1,786	1,805
Debt discount	1,857	7,366
Deferred financing costs	1,244	558
Loss on disposal of property and equipment	13	18
Impairment of property and equipment	—	216
Stock-based compensation expense	49	135
Non-cash consulting expense	—	760
Changes in operating assets and liabilities:
Trade and other receivables	(154)	127
Inventories	(885)	939
Prepaid expenses and other current assets	434	1,627
Deferred charges	—	(180)
Other assets	66	(335)
Accounts payable and accrued liabilities	205	(2,932)
Other liabilities	814	1,136

Net cash provided by operating activities	10,090	12,598

Investing activities
Purchases of property and equipment	(5,078)	(3,082)
Exchange transaction costs	—	(393)
Net proceeds from disposal of property and equipment	2	65

Net cash used in investing activities	(5,076)	(3,410)

Financing activities
Net payment under revolving credit facility	—	(7,600)
Borrowings under long-term debt agreements and capital lease obligations	1,417	1,572
Payments on long-term debt agreements and capital lease obligations	(1,312)	(1,302)
Payments of financing costs	(75)	—

Net cash provided by (used in) financing activities	30	(7,330)

Net increase in cash and cash equivalents	5,044	1,858

Cash and cash equivalents at beginning of period	3,317	2,099

Cash and cash equivalents at end of period	$8,361	$3,957

Supplemental disclosure of cash flow information
Interest paid	$9,564	$9,064

Income taxes (refunded) paid	$(41)	$6

Supplemental disclosure of noncash investing and financing activities
In-kind interest on senior unsecured credit facility added to principal	$2,212	$—

See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 27, 2010
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”). The Company operated 183 restaurants as of June 27, 2010, of which 152 were located in California and the remainder were located in 12 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. In addition, the Company franchised or licensed 32 restaurants in 11 states and two foreign countries as of June 27, 2010. The Company’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also provides distribution services and manufactures specialty products for sale to outside customers. The Company is a wholly-owned subsidiary of RM Restaurant Holding Corp. (“Holdco”). The Company’s financial statements include stock options granted by Holdco for which the compensation expense has been pushed down to the Company. Holdco debt is not included in the Company’s financial statements.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2009 is December 27, 2009 and in 2008 was December 28, 2008. The accompanying consolidated balance sheets present the Company’s financial position as of June 27, 2010 and December 27, 2009. The accompanying consolidated statements of operations present the 13 and 26 week periods ended June 27, 2010 and June 28, 2009. The accompanying consolidated statements of cash flows present the 26 week periods ended June 27, 2010 and June 28, 2009.
The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of accounting policies and other financial information is included in the Company’s audited consolidated financial statements as filed with the SEC in its annual report on Form 10-K for the year ended December 27, 2009. The Company believes that the disclosures included in its accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with its consolidated financial statements and notes thereto included in its annual report on Form 10-K. The accompanying consolidated balance sheet as of December 27, 2009 has been derived from its audited financial statements.
Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Exchange Agreement
Effective November 13, 2008, Holdco, owned substantially by an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), and each of Holdco’s existing lenders executed an agreement to exchange Holdco’s then outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of Holdco (the “Exchange”). Immediately prior to the Exchange, Holdco effected a 100:1 reverse stock split of its common stock and after the exchange the immediately post-split existing holders retained 5.5% of the shares of Holdco common stock. Immediately after the Exchange, no stockholder, together with its affiliates, owned more than 50% of the capital stock of Holdco. Affiliates of Sun Capital remain stockholders of Holdco.
3. Intangible Assets
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Exchange:

	June 27,	December 27,
	2010	2009

Trademarks	$46,800	$46,800
Franchise agreements	8,900	8,900

	$55,700	$55,700

4. Long-Term Debt
Long-term debt consists of the following:

	June 27,	December 27,
	2010	2009
Senior Secured Notes due 2013	$130,000	$130,000
Senior Secured Notes unamortized debt discount	(9,286)	(11,143)
Senior Secured Revolving Credit Facility	—	—
Senior Unsecured Credit Facility	28,186	25,974
Mortgage	480	519
Other	945	578

	150,325	145,928
Less current portion	(1,027)	(657)

	$149,298	$145,271

Senior Secured Notes due 2013. On July 7, 2009 (the “Closing Date”), the Company completed an offering of $130,000 aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “Notes”), which are guaranteed (the “Guarantees”) by Holdco and all of the Company’s existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the Notes were used to refinance a portion of the existing indebtedness, including repayment of the Company’s $105,000 senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6,617 were recorded related to the issuance of the Notes. The remaining deferred debt fees and unamortized debt discount related to the $105,000 senior secured notes due 2010, of which $11,717 were recorded as interest expense on July 7, 2009.
Prior to July 1, 2011, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of the Company’s equity interests. Prior to July 1, 2011, the Company may also redeem some or all of the Notes at a “make-whole” premium. As described in Note 9, a supplemental indenture entered into subsequent to June 27, 2010, added an additional covenant, pursuant to which, in any optional redemption of Notes that is effected between July 1, 2011 and June 30, 2012, the Company will pay to each holder of redeemed Notes an additional premium equal to 2% of the aggregate principal amount of the Notes so redeemed. On or after July 1, 2012, the Company may redeem some or all of the Notes at 100% of the Notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, upon meeting certain criteria, an Excess Cash Flow Offer Amount (as defined in the indenture) must be offered to repay the principal amount plus any accrued and unpaid interest and liquidated damages. If the Excess Cash Flow Offer (as defined in the indenture) is prohibited by the terms of the Company’s Second Amended and Restated Credit Facility, as amended, governing the Company’s New Senior Secured Revolving Credit Facilities, the Company will deposit the amount that would have been used to fund the Excess Cash Flow Offer into an escrow account. Funds from the escrow account will be released to the Company only to repay borrowings under the New Senior Secured Revolving Credit Facilities or to make an Excess Cash Flow Offer. No Excess Cash Flow Offer was required for 2009.
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
Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. In connection with the Company’s entrance into the New Senior Secured Revolving Credit Facilities on January 29, 2007, the Company borrowed $7,400 under the New Senior Secured Revolving Credit Facility, the proceeds of which were used to pay the outstanding revolving borrowings under the Old Senior Secured Revolving Credit Facility. As of June 27, 2010, the Company had $8,113 available under the New Senior Secured Letter of Credit Facility and $15,000 available under the New Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At June 27, 2010, the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Revolving Credit Agreement, as amended.
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

The Company’s New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the New Senior Secured Revolving Credit Facilities). At June 27, 2010, the Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed an $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of June 27, 2010, the principal amount outstanding on the mortgage was $480.
Interest rates for the Company’s long-term debt are shown in the following table:

	June 27,	December 27,
	2010	2009
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	7.42 to 9.25%
Senior Unsecured Credit Facility	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.19 to 3.20%	3.20 to 4.70%
5. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At June 27, 2010 and December 27, 2009, there were 1,000 shares of common stock authorized, issued and outstanding.
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
When stock-based compensation is awarded, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise. No options were granted during the three and six months ended June 27, 2010.

The following table summarizes the stock option activity as of and for the six months ended June 27, 2010:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 27, 2009	330	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(110)	8,150

Outstanding at June 27, 2010	220	$8,150

Vested and expected to vest at June 27, 2010	217	$8,150
Exercisable at June 27, 2010	131	$8,150
The Company recorded $40 and $49 of stock-based compensation expense for the three and six months ended June 27, 2010, respectively, and $66 and $135 for the three and six months ended June 28, 2009, respectively, which is included in general and administrative expense on the consolidated statements of operations. As of June 27, 2010, $200 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 0.9 year. At June 27, 2010, the aggregate intrinsic value of exercisable options was $0.
6. Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2013 at June 27, 2010, based on quoted market prices, was $129,675. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.
7. Related Party Transactions
As discussed in Note 4, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
Certain funds managed by Farallon Capital Management, LLC (“Farallon”) are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease during the six months ended June 27, 2010, and June 28, 2009, were $164 and $27, respectively, of which up to approximately $40 and $7 are attributable to the Farallon funds’ indirect interest in the shopping center, respectively. Additionally, certain funds managed by Farallon hold approximately $13,000 aggregate principal amounts of the Notes.
On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract had a monthly fee of $190 with an initial term from March 1, 2009 to March 31, 2009 and three optional one month renewal terms through June 30, 2009, each of which was exercised. The Company extended the contract for one additional month through July 31, 2009 at the same terms. Fees of $950 were recorded in general and administrative expense during fiscal year 2009, of which $380 was recorded during the six months ended June 28, 2009 and reflected as non-cash consulting expense on the consolidated statement of cash flows. The fees were paid in shares of Holdco common stock, resulting in an increase in additional paid in capital for the Company. The shares were issued on September 28, 2009. No such arrangement is in place for 2010.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at June 27, 2010 or December 27, 2009.

8. Impact of Recently Issued Accounting Principles
In January 2010, the Financial Accounting Standards Board issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial statements. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010, for which the Company does not expect the adoption to have a material impact on its consolidated financial statements.
9. Subsequent Event
Effective June 28, 2010, the Company entered into a Supplemental Indenture, which amended the Indenture to permit affiliates of Sun Capital to acquire a majority of the stock of Holdco without requiring the Company to make a change of control offer to repurchase the Notes that would otherwise have been required under the Indenture, and to add an additional covenant, pursuant to which, in any optional redemption of Notes that is effected between July 1, 2011 and June 30, 2012, the Company will pay to each holder of redeemed Notes an additional premium equal to 2% of the aggregate principal amount of the Notes so redeemed.
Immediately after the Supplemental Indenture was entered into, Sun Cantinas, LLC (“Sun Cantinas”), an affiliate of Sun Capital that is an equityholder of Holdco, consummated the acquisition of 43,338 shares of common stock of Holdco (the “Share Purchase”) from Cocina Funding Corp., L.L.C. (“Cocina”), an existing equityholder of Holdco that is managed by Farallon. As a result, Sun Cantinas and SCSF Cantinas, LLC, another affiliate of Sun Capital, together own approximately 70% of the outstanding common stock of Holdco, and together are entitled, under the cumulative voting provisions of Holdco’s Certificate of Incorporation, to elect not fewer than five members of the seven-member board of directors of Holdco and the Company, giving them the ability indirectly to control the Company through such shareholdings and board memberships. Following the Share Purchase, Cocina holds approximately 13% of the outstanding common stock of Holdco, and no longer has a representative on the board of directors of either Holdco or the Company.
The Share Purchase will be accounted for by Holdco under the purchase method of accounting and push-down accounting will be applied to the Company. The Company is in the process of completing a valuation to determine the purchase price allocation of the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of June 27, 2010, we operated 183 restaurants, 152 of which are located in California, with additional restaurants in Arizona, Florida, Indiana, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. In addition, we franchised or licensed 32 restaurants in 11 states and two foreign countries as of June 27, 2010. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods.
El Torito, El Torito Grill (including Sinigual), Acapulco and Chevys, our primary restaurant concepts, each offer high quality Mexican food, a wide selection of alcoholic beverages and excellent guest service. In addition to the El Torito, El Torito Grill, Acapulco and Chevys concepts, we operate 8 additional restaurant locations, all of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; and Who·Song & Larry’s.
As a result of the downturn in the economy, no new restaurants were opened during fiscal year 2009 and none are planned for fiscal year 2010. During fiscal year 2008, we opened five restaurants, including two Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 include one El Torito and two Chevys restaurants in California.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. The three months ended June 27, 2010 and June 28, 2009 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of June 27, 2010, we had 181 restaurants that met this criterion.
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
Cost of sales is comprised primarily of food and alcoholic beverage expenses. The components of cost of sales are variable and increase or decrease with sales volume. In addition, the components of cost of sales are subject to increase or decrease based on fluctuations in commodity costs and depend in part on the success of controls we have in place to manage cost of sales in our restaurants. The cost, availability and quality of the ingredients we use to prepare our food and beverages are subject to a range of factors including, but not limited to, seasonality, political conditions, weather conditions, and ingredient shortages.
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
Results of Operations
The discussion of and the results of operations are based on three and six months ended June 27, 2010 and June 28, 2009.
Our operating results for the three and six months ended June 27, 2010 and June 28, 2009 are expressed as a percentage of total revenues below:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.3	23.9	24.2	24.1
Labor	34.7	36.8	35.4	36.9
Direct operating and occupancy expense	26.6	25.4	27.3	26.2
Total operating costs	85.6	86.1	86.9	87.1
General and administrative expense	4.2	4.4	4.4	4.8
Depreciation and amortization	4.9	6.0	5.1	6.1
Goodwill impairment	—	0.2	—	0.1
Operating income	5.3	3.4	3.6	1.8
Interest expense	5.9	6.6	6.1	6.9
Loss before tax provision	(0.6)	(3.0)	(2.5)	(4.9)
Net loss	(0.6)	(3.0)	(2.5)	(4.9)
Three months ended June 27, 2010 compared to the three months ended June 28, 2009
Total Revenues. Total revenues decreased by $6.3 million, or 4.6%, to $129.6 million in the second quarter of 2010 from $135.9 million in the second quarter of 2009 due to a $5.1 million decrease in restaurant revenues and a $1.4 million decrease in manufacturing and distribution revenues, partially offset by a $0.2 million increase in franchise and other revenues. The decrease in restaurant revenues was due to the closure of seven restaurants combined with comparable store sales decreases of 2.2% in the second quarter of 2010 as compared with the second quarter of 2009, including a 0.2% increase in customer traffic and a 2.5% decrease in average guest check.
Cost of Sales. Total cost of sales of $31.5 million in the second quarter of 2010 decreased $1.0 million, or 3.2%, as compared to the second quarter of 2009, primarily due to the decrease in restaurant revenue. As a percentage of total revenues, cost of sales increased to 24.3% in the second quarter of 2010 from 23.9% in the second quarter of 2009 primarily due to higher ingredient costs at our manufacturing facility.
Labor. Labor costs of $45.0 million in the second quarter of 2010 decreased by $5.0 million, or 10.0%, as compared to the second quarter of 2009, primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with lower casualty and health insurance expense. As a percentage of total revenues, labor costs decreased to 34.7% in the second quarter of 2010 from 36.8% in the second quarter of 2009. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $34.5 million in the second quarter of 2010 were consistent with the second quarter of 2009. As a percentage of total revenues, direct operating and occupancy expense increased to 26.6% in the second quarter of 2010 from 25.4% in the second quarter of 2009. The increase as a percent of total revenues was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed in nature.

General and Administrative Expense. General and administrative expense of $5.5 million in the second quarter of 2010 decreased by $0.5 million, or 8.3%, as compared to the second quarter of 2009, primarily due to lower labor expense as a result of a reduction in headcount and wage rate reductions to minimize the impact of lower restaurant revenues, combined with lower consulting expense. General and administrative expense as a percentage of total revenues decreased to 4.2% in the second quarter of 2010 from 4.4% in the second quarter of 2009.
Depreciation and Amortization. Depreciation and amortization expense of $6.4 million in the second quarter of 2010 decreased $1.7 million, or 21.1%, as compared to the second quarter of 2009, primarily due to assets which became fully depreciated subsequent to the second quarter of 2009. As a percentage of total revenues, depreciation and amortization decreased to 4.9% in the second quarter of 2010 from 6.0% in the second quarter of 2009.
Interest Expense. Interest expense of $7.6 million in the second quarter of 2010 decreased $1.4 million, or 15.2%, as compared to the second quarter of 2009. This decrease was primarily due to the refinancing of our debt during the third quarter of 2009, resulting in a decrease in the amortization of debt discount of $2.8 million combined with a decrease in interest expense on the senior unsecured credit facility of $0.9 million, partially offset by an increase in interest expense on the senior secured notes of $1.9 million and an increase in the amortization of deferred debt fees of $0.4 million. As a percentage of total revenues, interest expense decreased to 5.9% in the second quarter of 2010 from 6.6% in the second quarter of 2009.
Income Tax Provision/(Benefit). We have recorded a valuation allowance against our deferred tax assets and, as a result, no income tax benefit was recorded during the second quarter of 2010 or the second quarter of 2009. The amount recorded of less than $0.1 million during the second quarter of 2010 represents refunds received offset by various state taxes incurred.
Six months ended June 27, 2010 compared to the six months ended June 28, 2009
Total Revenues. Total revenues decreased by $14.4 million, or 5.4%, to $250.1 million in the first six months of 2010 from $264.4 million in the first six months of 2009 due to a $12.4 million decrease in restaurant revenues and a $2.3 million decrease in manufacturing and distribution revenues, partially offset by a $0.4 million increase in franchise and other revenues. The decrease in restaurant revenues was due to the closure of seven restaurants combined with comparable store sales decreases of 3.3% in the first six months of 2010 as compared with the first six months of 2009, including a 0.4% increase in customer traffic and a 3.6% decrease in average guest check.
Cost of Sales. Total cost of sales of $60.6 million in the first six months of 2010 decreased $3.0 million, or 4.8%, as compared to the first six months of 2009, primarily due to the decrease in restaurant revenue. As a percentage of total revenues, cost of sales was 24.2% for the first six months of 2010 as compared with 24.1% in the first six months of 2009.
Labor. Labor costs of $88.6 million in the first six months of 2010 decreased by $9.0 million, or 9.2%, as compared to the first six months of 2009, primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with lower casualty and health insurance expense. As a percentage of total revenues, labor costs decreased to 35.4% in the first six months of 2010 from 36.9% in the first six months of 2009. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $68.2 million in the first six months of 2010 decreased $1.0 million, or 1.5%, versus the first six months of 2009, primarily due to lower occupancy expense, supplies expense and maintenance and cleaning expense as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. As a percentage of total revenues, direct operating and occupancy expense increased to 27.3% in the first six months of 2010 from 26.2% in the first six months of 2009. The increase as a percent of total revenues was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed in nature.

General and Administrative Expense. General and administrative expense of $11.1 million in the first six months of 2010 decreased by $1.6 million, or 12.8%, as compared to the first six months of 2009, primarily due to lower labor expense as a result of a reduction in headcount and wage rate reductions to minimize the impact of lower restaurant revenues, combined with lower consulting expense. General and administrative expense as a percentage of total revenues decreased to 4.4% in the first six months of 2010 from 4.8% in the first six months of 2009.
Depreciation and amortization. Depreciation and amortization expense of $12.7 million in the first six months of 2010 decreased $3.5 million, or 21.7%, as compared to the first six months of 2009, primarily due to assets which became fully depreciated subsequent to the second quarter of 2009. As a percentage of total revenues, depreciation and amortization decreased to 5.1% in the first six months of 2010 from 6.1% in the first six months of 2009.
Interest Expense. Interest expense of $15.3 million in the first six months of 2010 decreased $2.9 million, or 16.1%, as compared to the first six months of 2009. This decrease was primarily due to the refinancing of our debt during the third quarter of 2009, resulting in a decrease in the amortization of debt discount of $5.5 million combined with a decrease in interest expense on the senior unsecured credit facility of $1.9 million, partially offset by an increase in interest expense on the senior secured notes of $3.8 million and an increase in the amortization of deferred debt fees of $0.7 million. As a percentage of total revenues, interest expense decreased to 6.1% in the first six months of 2010 from 6.9% in the first six months of 2009.
Income Tax Provision/(Benefit). We have recorded a valuation allowance against our deferred tax assets and, as a result, no income tax benefit was recorded during the first six months of 2010 or the first six months of 2009. The amount recorded of less than $0.1 million during the first six months of 2010 represents refunds received offset by various state taxes incurred. The provision recorded of less than $0.1 million during the first six months of 2009 represents various state taxes incurred.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at June 27, 2010, including obligations under capital leases and unamortized debt discount, was $151.3 million, and we had $15.0 million of availability under our $15.0 million senior secured revolving credit facility. As discussed below, in July 2009, we refinanced our notes, amended the credit agreement relating to our senior secured revolving credit facilities and amended and restated the credit agreement relating to our senior unsecured credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
Operating Activities. We had net cash provided by operating activities of $10.1 million for the quarter ended June 27, 2010 compared to $12.6 million for the quarter ended June 28, 2009. The decrease in cash provided by operating activities of $2.5 million was primarily attributable to the decrease in revenues combined with changes in working capital.

Investing Activities. We had net cash used in investing activities of $5.1 million for the quarter ended June 27, 2010 compared to $3.4 million for the quarter ended June 28, 2009. The increase in net cash used in investing activities of $1.7 million was primarily the result of an increase in additions to property and equipment of $2.0 million, related to routine maintenance of our restaurants.
We expect to make capital expenditures totaling approximately $9.0 to $10.0 million in fiscal year 2010 comprised of approximately $0.6 million for information technology, approximately $1.3 million for Real Mex Foods and approximately $7.4 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to open any new restaurants during 2010 as a result of restrictions in our notes issued during July 2009 and the current economic climate which we do not expect to improve substantially during 2010.
Financing Activities. We had net cash provided by financing activities of less than $0.1 million for the quarter ended June 27, 2010, compared to net cash used in financing activities of $7.3 million for the quarter ended June 28, 2009. The decrease in cash used in financing activities of $7.3 million was primarily the result of a decrease in the net repayment of our senior secured revolving credit facility during the current year of $7.6 million, for which there was no outstanding balance at June 27, 2010.
Debt and Other Obligations
On July 7, 2009, we completed an offering of $130.0 million aggregate principal amount of 14.0% senior secured notes due January 1, 2013, which are guaranteed by RM Restaurant Holding Corp. (“Holdco”), our parent company, and all of our existing and future domestic restricted subsidiaries, or the guarantors. The notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The notes were issued pursuant to an indenture, dated July 7, 2009, by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the notes was used to refinance a portion of the existing indebtedness, including repayment of our existing $105.0 million senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6.6 million were recorded related to the issuance of the notes. The remaining deferred debt fees and unamortized debt discount related to the $105.0 million senior secured notes due 2010, of $11.7 million were recorded as interest expense on July 7, 2009.
Effective June 28, 2010, we entered into a supplemental indenture, which amended the indenture to permit affiliates of Sun Capital to acquire a majority of the stock of Holdco without requiring us to make a change of control offer to repurchase the notes that would otherwise have been required under the original indenture, as described below.
Prior to July 1, 2011, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of our equity interests. Prior to July 1, 2011, we may redeem some or all of the notes at a “make-whole” premium. The supplemental indenture added an additional covenant, pursuant to which, in any optional redemption of notes that is effected between July 1, 2011 and June 30, 2012, we will pay to each holder of redeemed notes an additional premium equal to 2% of the aggregate principal amount of the notes so redeemed. On or after July 1, 2012, we may redeem some or all of the notes at 100% of the notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, upon meeting certain criteria, an Excess Cash Flow Offer Amount (as defined in the indenture) must be offered to repay the principal amount plus any accrued and unpaid interest and liquidated damages. If the Excess Cash Flow Offer (as defined in the indenture) is prohibited by the terms of the Second Amended and Restated Credit Agreement entered into in connection with the senior secured revolving credit facilities, as described below, we will deposit the amount that would have been used to fund the Excess Cash Flow Offer into an escrow account. Funds from the escrow account will only be released to us to repay borrowings under the senior secured revolving credit facilities or to make an Excess Cash Flow Offer. No Excess Cash Flow Offer was required for 2009.
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
Obligations under the senior secured revolving credit facilities are guaranteed by all of our subsidiaries, as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The senior secured revolving credit facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of June 27, 2010, we had $8.1 million available under the $25.0 million letter of credit facility and $15.0 million available under the $15.0 million revolving credit facility that may also be utilized for the letters of credit.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At June 27, 2010, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
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
The senior unsecured credit facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes and the senior secured revolving credit facilities). At June 27, 2010, we were in compliance with all specified financial and other covenants under the senior unsecured credit facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of June 27, 2010, the principal amount outstanding on the mortgage was $0.5 million.
Interest rates for the Company’s long-term debt are shown in the following table:

	June 27,	December 27,
	2010	2009
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	7.42 to 9.25%
Senior Unsecured Credit Facility	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.19 to 3.20%	3.20 to 4.70%
Capital Leases. The Company leases certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.4%. As of June 27, 2010, the principal amount due relating to capital lease obligations was $0.9 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,500 to $11,000 per month. The capital lease obligations mature between 2010 and 2025.
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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of June 27, 2010, there were no borrowings outstanding under our senior secured revolving credit facilities.
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

REAL MEX RESTAURANTS, INC.
Dated: August 11, 2010	By:	/s/ Richard E. Rivera
Richard E. Rivera
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 11, 2010	By:	/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz
Chief Financial Officer (Principal Financial Officer and Accounting Officer)