Form 10-Q
period 2010-09-26
Real Mex Restaurants, Inc.
filed 2010-11-10
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 26, 2010, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	Successor	Predecessor
	September 26,	December 27,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,918	$3,317
Trade receivables, net	9,023	9,491
Other receivables	691	603
Inventories, net	11,418	10,834
Prepaid expenses	3,272	3,206
Current portion of favorable lease asset, net	3,404	5,418
Other current assets	236	359

Total current assets	29,962	33,228

Property and equipment, net	76,664	84,524
Goodwill	113,988	43,812
Trademarks and other intangible assets	43,200	55,700
Deferred charges	5,329	7,108
Favorable lease asset, less current portion, net	12,201	19,599
Other assets	6,167	8,390

Total assets	$287,511	$252,361

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$20,174	$16,785
Accrued self-insurance reserves	13,347	14,790
Accrued compensation and benefits	8,631	12,923
Accrued interest	5,641	9,759
Other accrued liabilities	11,304	11,966
Current portion of long-term debt	755	657
Current portion of capital lease obligations	289	402

Total current liabilities	60,141	67,282

Long-term debt, less current portion	159,444	145,271
Capital lease obligations, less current portion	577	784
Deferred tax liabilities	20,045	26,059
Unfavorable lease liability, less current portion, net	6,232	6,415
Other liabilities	2,137	4,230

Total liabilities	248,576	250,041

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at September 26, 2010 and December 27, 2009	—	—
Additional paid-in capital	45,235	56,021
Accumulated deficit	(6,300)	(53,701)

Total stockholder’s equity	38,935	2,320

Total liabilities and stockholder’s equity	$287,511	$252,361

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Three months	Six months	Nine months
	ended	ended	ended	ended	ended
	September 26,	September 27,	September 26,	June 27,	September 27,
	2010	2009	2010*	2010*	2009
Revenues:
Restaurant revenues	$108,650	$113,779	$108,650	$229,417	$355,601
Manufacturing and distribution revenues	9,192	9,574	9,192	18,875	30,251
Franchise and other revenues	776	858	776	1,764	2,776

Total revenues	118,618	124,211	118,618	250,056	388,628
Costs and expenses:
Cost of sales	28,626	30,747	28,626	60,574	94,361
Labor	42,509	45,932	42,509	88,612	143,507
Direct operating and occupancy expense	34,988	35,299	34,988	68,196	104,514
General and administrative expense	5,961	5,707	5,961	11,078	18,408
Depreciation and amortization	6,023	7,991	6,023	12,715	24,236
Goodwill impairment	—	2,728	—	—	2,728
Impairment of property and equipment	—	—	—	—	216

Operating income/loss	511	(4,193)	511	8,881	658
Other income (expense):
Interest expense	(6,781)	(20,140)	(6,781)	(15,306)	(38,378)
Other income (expense), net	(6)	12	(6)	116	321

Total other expense, net	(6,787)	(20,128)	(6,787)	(15,190)	(38,057)

Loss before extraordinary item	(6,276)	(24,321)	(6,276)	(6,309)	(37,399)
Extraordinary item:
Gain on extinguishment of debt	—	10,875	—	—	10,875

Loss before income tax provision	(6,276)	(13,446)	(6,276)	(6,309)	(26,524)
Income tax provision (benefit)	24	—	24	(41)	5

Net loss	$(6,300)	$(13,446)	$(6,300)	$(6,268)	$(26,529)

*	The nine months ended September 26, 2010 are shown as the successor three months ended September 26, 2010 and the predecessor six months ended June 27, 2010.
See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	Three months	Six months	Nine months
	ended	ended	ended
	September 26,	June 27,	September 27,
	2010*	2010*	2009
Operating activities
Net loss	$(6,300)	$(6,268)	$(26,529)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,532	10,929	21,528
Amortization of:
Favorable lease asset and unfavorable lease liability, net	491	1,786	2,708
Debt discount	32	1,857	19,344
Deferred financing costs	628	1,244	2,005
Goodwill impairment	—	—	2,728
Gain on extinguishment of debt	—	—	(10,875)
(Gain) loss on disposal of property and equipment	(18)	13	56
Impairment of property and equipment	—	—	216
Stock-based compensation expense	40	49	199
Non-cash consulting expense	—	—	950
Changes in operating assets and liabilities:
Trade and other receivables	534	(154)	116
Inventories	301	(885)	2,289
Prepaid expenses and other current assets	(377)	434	5,618
Other assets	88	66	(298)
Accounts payable and accrued liabilities	(3,394)	205	(9,480)
Other liabilities	(76)	814	1,169

Net cash (used in) provided by operating activities	(2,519)	10,090	11,744

Investing activities
Purchases of property and equipment	(3,503)	(5,078)	(4,764)
Exchange transaction costs	—	—	(393)
Net proceeds from disposal of property and equipment	1	2	65

Net cash used in investing activities	(3,502)	(5,076)	(5,092)

Financing activities
Net payment under revolving credit facility	—	—	(6,600)
Borrowings under long-term debt agreements and capital lease obligations	201	1,417	114,447
Payments on long-term debt agreements and capital lease obligations	(592)	(1,312)	(106,649)
Payments of financing costs	(31)	(75)	(8,349)
Capital contribution from parent	—	—	79

Net cash (used in) provided by financing activities	(422)	30	(7,072)

Net (decrease) increase in cash and cash equivalents	(6,443)	5,044	(420)

Cash and cash equivalents at beginning of period	8,361	3,317	2,099

Cash and cash equivalents at end of period	$1,918	$8,361	$1,679

Supplemental disclosure of cash flow information
Interest paid	$9,492	$9,564	$15,345

Income taxes paid (refunded)	$24	$(41)	$5

Supplemental disclosure of noncash investing and financing activities
In-kind interest on senior unsecured credit facility added to principal	$1,175	$2,212	$—

*	The nine months ended September 26, 2010 are shown as the successor three months ended September 26, 2010 and the predecessor six months ended June 27, 2010.
See notes to consolidated financial statements.

Real Mex Restaurants, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
September 26, 2010
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”). The Company operated 182 restaurants as of September 26, 2010, of which 152 were located in California and the remainder were located in 11 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. In addition, the Company franchised or licensed 32 restaurants in 11 states and two foreign countries as of September 26, 2010. The Company’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also provides distribution services and manufactures specialty products for sale to outside customers. The Company is a wholly-owned subsidiary of RM Restaurant Holding Corp. (“Holdco”). The Company’s financial statements include stock options granted by Holdco for which the compensation expense has been pushed down to the Company. Holdco debt is not included in the Company’s financial statements.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2010 is December 26, 2010 and in 2009 was December 27, 2009. Prior to June 28, 2010, the Company is referred to as the “Predecessor” and after June 27, 2010 is referred to as the “Successor”. The accompanying consolidated balance sheets present the Company’s financial position as of September 26, 2010 (Successor) and December 27, 2009 (Predecessor). The accompanying consolidated statements of operations present the Successor three months ended September 26, 2010, the Predecessor six months ended June 27, 2010 and the Predecessor three and nine months ended September 27, 2009. The accompanying consolidated statements of cash flows present the Successor three months ended September 26, 2010, the Predecessor six months ended June 27, 2010 and the Predecessor nine months ended September 27, 2009. See further description of the successor and predecessor periods in Note 2.
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
2. Acquisitions
Share Purchase — Successor
Effective June 28, 2010, immediately after a supplemental indenture was entered into (see Note 4), Sun Cantinas, LLC (“Sun Cantinas”), an affiliate of Sun Capital Partners (“Sun Capital”) that is an equityholder of Holdco, consummated the acquisition of 43,338 shares of common stock of Holdco (the “Share Purchase”) from Cocina Funding Corp., L.L.C. (“Cocina”), an existing equityholder of Holdco that is managed by Farallon Capital Management, LLC (“Farallon”). As a result, Sun Cantinas and SCSF Cantinas, LLC, another affiliate of Sun Capital, together own approximately 70% of the outstanding common stock of Holdco, and together are entitled, under the cumulative voting provisions of Holdco’s Certificate of Incorporation, to elect not fewer than five members of the seven-member board of directors of Holdco and the Company, giving them the ability indirectly to control the Company through such shareholdings and board memberships. Following the Share Purchase, Cocina holds approximately 13% of the outstanding common stock of Holdco, and no longer has a representative on the board of directors of either Holdco or the Company.

The Share Purchase was accounted for by Holdco under the purchase method of accounting and push-down accounting was applied to the Company. The Company completed a valuation to determine the value of the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Share Purchase. The allocation of the purchase price is a preliminary estimate and may be adjusted in subsequent periods. The Company attributes the goodwill associated with the Share Purchase to the historical financial performance and the anticipated future performance of the Company’s operations. Since this was a non-cash transaction for the Company, it has been excluded from the consolidated statement of cash flows.
The following table presents the allocation to the assets acquired and liabilities assumed based on their estimated fair values as determined by the valuation of the Company (in thousands):

Cash and cash equivalents	$8,361
Trade and other accounts receivable	10,248
Inventories	11,719
Other current assets	3,131
Property and equipment	78,990
Other assets	12,182
Trademarks and other intangibles	43,200
Favorable and unfavorable lease asset/liability, net	8,415
Goodwill	113,989

Total assets acquired	290,235

Accounts payable and accrued liabilities	62,532
Long-term debt	160,249
Deferred tax liability	20,045
Other liabilities	2,213

Total liabilities assumed	245,039

Net assets	$45,196

As a result of the Share Purchase, fiscal year 2010 is presented as the Predecessor Period from December 28, 2009 to June 27, 2010 and the Successor Period subsequent to June 27, 2010.
Exchange Agreement — Predecessor
Effective November 13, 2008, Holdco, owned substantially by an affiliate of Sun Capital, and each of Holdco’s existing lenders executed an agreement to exchange Holdco’s then outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of Holdco (the “Exchange”). Immediately prior to the Exchange, Holdco effected a 100:1 reverse stock split of its common stock and after the exchange the immediately post-split existing holders retained 5.5% of the shares of Holdco common stock. Immediately after the Exchange, no stockholder, together with its affiliates, owned more than 50% of the capital stock of Holdco. Affiliates of Sun Capital remained stockholders of Holdco.
3. Intangible Assets
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Share Purchase:

	Successor	Predecessor
	September 26,	December 27,
	2010	2009
Trademarks	$37,600	$46,800
Franchise agreements	5,600	8,900

	$43,200	$55,700

4. Long-Term Debt
Long-term debt consists of the following:

	Successor	Predecessor
	September 26,	December 27,
	2010	2009
Senior Secured Notes due 2013	$130,000	$130,000
Senior Secured Notes unamortized debt discount	(293)	(11,143)
Senior Secured Revolving Credit Facility	—	—
Senior Unsecured Credit Facility — Related Party	29,361	25,974
Mortgage	461	519
Other	670	578

	160,199	145,928
Less current portion	(755)	(657)

	$159,444	$145,271

Senior Secured Notes due 2013. On July 7, 2009 (the “Closing Date”), the Company completed an offering of $130,000 aggregate principal amount of 14.0% Senior Secured Notes due January 1, 2013 (the “Notes”), which are guaranteed (the “Guarantees”) by Holdco and all of the Company’s existing and future domestic restricted subsidiaries (together with Holdco, the “Guarantors”). The Notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated July 7, 2009 (the “Indenture”), by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the Notes were used to refinance a portion of the existing indebtedness, including repayment of the Company’s $105,000 senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6,617 were recorded related to the issuance of the Notes. The remaining deferred debt fees and unamortized debt discount related to the $105,000 senior secured notes due 2010, of which $11,717 was recorded as interest expense on July 7, 2009.
Effective June 28, 2010, the Company entered into a Supplemental Indenture, which amended the Indenture to permit affiliates of Sun Capital to acquire a majority of the stock of Holdco without requiring the Company to make a change of control offer to repurchase the Notes that would otherwise have been required under the Indenture.
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
On July 7, 2009, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Second Amended and Restated Revolving Credit Agreement in connection with the offering of the Notes. Amendment No. 4 extended the term of the New Senior Secured Revolving Credit Facilities to July 1, 2012 and modified certain financing covenants. Interest on the outstanding borrowings under the New Senior Secured Revolving Credit Facility is based on either prime rate plus Applicable Margin or ninety-day LIBOR plus Applicable Margin, as defined in and subject to certain restrictions in Amendment No. 4. Fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1,566 were recorded related to Amendment No. 4.
On April 2, 2010, the Company entered into Amendment No. 5 (“Amendment No. 5”) to the Second Amended and Restated Revolving Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to the Notes as a result of such transfer.

Obligations under the New Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The New Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. As of September 26, 2010, the Company had $8,392 available under the New Senior Secured Letter of Credit Facility and $15,000 available under the New Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At September 26, 2010, the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Revolving Credit Agreement, as amended.
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
The Company’s New Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the New Senior Secured Revolving Credit Facilities). At September 26, 2010, the Company was in compliance with all specified financial and other covenants under the New Senior Unsecured Credit Facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, the Company assumed an $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of September 26, 2010, the principal amount outstanding on the mortgage was $461.

Interest rates for the Company’s long-term debt are shown in the following table:

	Successor	Predecessor
	September 26,	December 27,
	2010	2009
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	7.42 to 9.25%
Senior Unsecured Credit Facility — Related Party	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.19 to 3.20%	3.20 to 4.70%
5. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At September 26, 2010 and December 27, 2009, there were 1,000 shares of common stock authorized, issued and outstanding.
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
When stock-based compensation is awarded, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise. No options were granted during the three and nine months ended September 26, 2010.
The following table summarizes the stock option activity as of and for the nine months ended September 26, 2010:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 27, 2009 — Predecessor	330	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(110)	8,150

Outstanding at June 27, 2010 — Predecessor	220	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(21)	8,150

Outstanding at September 26, 2010 — Successor	199	$8,150

Vested and expected to vest at September 26, 2010	197	$8,150
Exercisable at September 26, 2010	155	$8,150
The Company recorded $37 and $51 of stock-based compensation expense during the Successor three months ended September 26, 2010 and for the Predecessor six months ended June 27, 2010. The Company recorded $68 and $200 of stock-based compensation expense for the Predecessor three and nine months ended September 27, 2009, respectively. Stock-based compensation is included in general and administrative expense on the consolidated statements of operations. As of September 26, 2010, $155 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 0.7 years. At September 26, 2010, the aggregate intrinsic value of exercisable options was $0.

6. Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2013 at September 26, 2010, based on quoted market prices, was $132,592 Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.
7. Fair Value Measurement
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
Level 1: Quoted prices are available in active markets for identical assets or liabilities.
Level 2: Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable.
Level 3: Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions that market participants would use in pricing.
As of September 26, 2010, the Company had no assets or liabilities that were measured at fair value on a recurring or non-recurring basis. In conjunction with the Share Purchase, the Company completed a valuation and recorded adjustments to fair value for the following assets and liabilities by level at June 28, 2010:

	Level 1	Level 2	Level 3
Assets:
Property and equipment	$—	$78,990	$—
Liquor licenses	—	5,082	—
Goodwill	—	—	113,989
Trademarks and other intangible assets	—	—	43,200
Favorable lease asset	—	—	16,456
Liabilities:
Senior secured notes due 2013	129,675	—	—
Unfavorable lease liability	—	—	8,041
8. Related Party Transactions
As discussed in Note 4, as a result of the Exchange, the existing lenders to the New Senior Unsecured Credit Facility became owners of Holdco. As a result, the New Senior Unsecured Credit Facility is now held by related parties to the Company.
Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease during the Successor three months ended September 26, 2010, the Predecessor six months ended June 27, 2010 and the Predecessor nine months ended September 27, 2009, were $83, $164 and $110, respectively, of which up to approximately $21, $41 and $25 are attributable to the Farallon funds’ indirect interest in the shopping center, respectively. Additionally, certain funds managed by Farallon hold approximately $13,000 aggregate principal amounts of the Notes.

On February 27, 2009, the Company entered into a contract for consulting services with an entity which has a material relationship with one of Holdco’s stockholders. This consulting contract had a monthly fee of $190 with an initial term from March 1, 2009 to March 31, 2009 and three optional one month renewal terms through June 30, 2009, each of which was exercised. The Company extended the contract for one additional month through July 31, 2009 at the same terms. Fees of $950 were recorded in general and administrative expense during the Predecessor nine months ended September 27, 2009 and reflected as non-cash consulting expense on the consolidated statement of cash flows. The fees were paid in shares of Holdco common stock, resulting in an increase in additional paid in capital for the Company. The shares were issued on September 28, 2009. No such arrangement is in place for 2010.
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at September 26, 2010 or December 27, 2009.
9. Impact of Recently Issued Accounting Principles
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial statements. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010, for which the Company does not expect the adoption to have a material impact on its consolidated financial statements.
In July 2010, the FASB issued guidance requiring a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt. For public companies, the amendments that require disclosures as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of September 26, 2010, we operated 182 restaurants, 152 of which are located in California, with additional restaurants in Arizona, Florida, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. In addition, we franchised or licensed 32 restaurants in 11 states and two foreign countries as of September 26, 2010. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods.
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
As a result of restrictions in our notes and the downturn in the economy, no new restaurants were opened during fiscal year 2009 and none are planned for fiscal year 2010. During fiscal year 2008, we opened five restaurants, including two Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 include one El Torito and two Chevys restaurants in California.
Our fiscal year consists of 52 or 53 weeks ending on the last Sunday in December each year. The three months ended September 26, 2010 and September 27, 2009 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of September 26, 2010, we had 180 restaurants that met this criterion.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to property and equipment, impairment of long-lived assets, valuation of goodwill and other intangible assets, self-insurance reserves, income taxes and revenue recognition. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.
For further information regarding the accounting policies that we believe to be critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Note 3 of the Consolidated Financial Statements in our report on Form 10-K filed for the fiscal year ended December 27, 2009.
Results of Operations
As a result of the Share Purchase, prior to June 28, 2010 is referred to as the “Predecessor” and after June 27, 2010 is referred to as the “Successor”. The discussion of and the results of operations are based on the Successor three months ended September 26, 2010, the Predecessor six months ended June 27, 2010, and the Predecessor three and nine months ended September 27, 2009, and are expressed as a percentage of total revenues below:

	Successor	Predecessor	Successor	Predecessor
	Three months	Three months	Three months	Six months	Nine months
	ended	ended	ended	ended	ended
	September 26,	September 27,	September 26,	June 27,	September 27,
	2010	2009	2010	2010	2009
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.1	24.8	24.1	24.2	24.3
Labor	35.8	37.0	35.8	35.4	36.9
Direct operating and occupancy expense	29.5	28.4	29.5	27.3	26.9
Total operating costs	89.5	90.2	89.5	86.9	88.1
General and administrative expense	5.0	4.6	5.0	4.4	4.7
Depreciation and amortization	5.1	6.4	5.1	5.1	6.2
Goodwill impairment	—	2.2	—	—	0.7
Operating income	0.4	(3.4)	0.4	3.6	0.2
Interest expense	5.7	16.2	5.7	6.1	9.9
Loss before extraordinary item	(5.3)	(19.6)	(5.3)	(2.5)	(9.6)
Gain on extinguishment of debt	—	8.8	—	—	2.8
Loss before income tax provision	(5.3)	(10.8)	(5.3)	(2.5)	(6.8)
Net loss	(5.3)	(10.8)	(5.3)	(2.5)	(6.8)
Three months ended September 26, 2010 compared to the three months ended September 27, 2009
Total Revenues. Total revenues decreased by $5.6 million, or 4.5%, to $118.6 million in the Successor three months ended September 26, 2010 from $124.2 million in the Predecessor three months ended September 27, 2009, due to a $5.1 million decrease in restaurant revenues, combined with a $0.4 million decrease in manufacturing and distribution revenues and a $0.1 million decrease in royalty and franchise fees. The decrease in restaurant revenues was due to the closure of seven restaurants combined with comparable store sales decreases of 2.4% in the Successor three months ended September 26, 2010 as compared with the Predecessor three months ended September 27, 2009. The decrease in comparable store sales was the result of a 2.7% decrease in entrée counts partially offset by a 0.3% increase in average check.
Cost of Sales. Total cost of sales of $28.6 million in the Successor three months ended September 26, 2010 decreased $2.1 million, or 6.9%, as compared to the Predecessor three months ended September 27, 2009, primarily due to the decrease in restaurant revenue. As a percentage of total revenues, cost of sales decreased to 24.1% in the Successor three months ended September 26, 2010 from 24.8% in the Predecessor three months ended September 27, 2009, primarily due to a decrease in menu pricing during the third quarter of 2009.

Labor. Labor costs of $42.5 million in the Successor three months ended September 26, 2010 decreased by $3.4 million, or 7.5%, as compared to the Predecessor three months ended September 27, 2009, primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with lower health insurance expense. As a percentage of total revenues, labor cost decreased to 35.8% in the Successor three months ended September 26, 2010 from 37.0% in the Predecessor three months ended September 27, 2009. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense of $35.0 million in the Successor three months ended September 26, 2010 decreased $0.3 million, or 0.9%, as compared with the Predecessor three months ended September 27, 2009. As a percentage of total revenues, direct operating and occupancy expense increased to 29.5% in the Successor three months ended September 26, 2010 from 28.4% in the Predecessor three months ended September 27, 2009. The increase as a percentage of total revenues was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed in nature.
General and Administrative Expense. General and administrative expense of $6.0 million in the Successor three months ended September 26, 2010 increased by $0.3 million, or 4.5%, as compared to the Predecessor three months ended September 27, 2009, primarily due to higher legal expense combined with higher bonus expense. As a percentage of total revenues, general and administrative expense increased to 5.0% in the Successor three months ended September 26, 2010 from 4.6% in the Predecessor three months ended September 27, 2009.
Depreciation and Amortization. Depreciation and amortization expense of $6.0 million in the Successor three months ended September 26, 2010 decreased $2.0 million, or 24.6%, as compared to the Predecessor three months ended September 27, 2009, primarily due to assets which became fully depreciated subsequent to the third quarter of 2009. As a percentage of total revenues, depreciation and amortization decreased to 5.1% in the Successor three months ended September 26, 2010 from 6.4% in the Predecessor three months ended September 27, 2009.
Goodwill Impairment. Pursuant to the Merger Agreement with Holdco, $6.0 million of the Merger consideration was held in escrow, to be used for defined legal costs incurred by the Company, with any remaining balance to be distributed to the prior owners on the third anniversary of the Merger Agreement. During the third quarter of 2009, the remaining balance was distributed according the Merger Agreement, and as a result, the Company recorded $2.7 million in goodwill impairment in the Predecessor three months ended September 27, 2009, since the Company impaired all goodwill related to the Merger Agreement at the time of the Exchange in November 2008. No impairment was recorded during the Successor third quarter of 2010.
Interest Expense. Interest expense of $6.8 million in the Successor three months ended September 26, 2010 decreased $13.4 million, or 66.3%, as compared to the Predecessor three months ended September 27, 2009. This decrease was primarily due to a decrease in the amortization of debt discount of $11.9 million combined with a decrease in interest expense on the senior secured notes of $0.7 million and a decrease in the amortization of deferred debt fees of $0.8 million. The decrease in the amortization of the debt discount was due to both the refinancing of our debt during the third quarter of 2009 ($11.0 million) and the revaluation of the notes in conjunction with the Share Purchase ($0.9 million). As a percentage of total revenues, interest expense decreased to 5.7% in the Successor three months ended September 26, 2010 from 16.2% in the Predecessor three months ended September 27, 2009.
Gain on Extinguishment of Debt. No gain was recorded during the Successor third quarter of 2010. In the Predecessor three months ended September 27, 2009, as a result of the exchange by a lender under the Senior Unsecured Credit Facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of our Notes issued during July 2009 (which were issued for $4.1 million), we recorded $10.9 million as a gain on extinguishment of debt. (Please see Debt and Other Obligations below for definitions and details on the refinancing of our debt.)
Income Tax Provision/(Benefit). We have recorded a valuation allowance against our deferred tax assets and, as a result, no income tax benefit was recorded during the Successor three months ended September 26, 2010 or in the Predecessor three months ended September 27, 2009. The amount recorded of less than $0.1 million in the Successor three months ended September 26, 2010 represents various state taxes incurred.
Nine months ended September 26, 2010 compared to the nine months ended September 27, 2009
Total Revenues. Total revenues were $118.6 million in the Successor three months ended September 26, 2010 and $250.1 million in the Predecessor six months ended June 27, 2010 compared to $388.6 million in the Predecessor nine months ended September 27, 2009. The overall decrease of $19.9 million, or 5.1%, was due to a $17.5 million decrease in restaurant revenues, a $2.2 million decrease in manufacturing and distribution revenues and a $0.2 million decrease in royalty and franchise fees. The decrease in restaurant revenues was due to the closure of seven restaurants combined with comparable store sales decreases of 3.0% in the first nine months of 2010 as compared with the first nine months of 2009. The decrease in comparable store sales was the result of a 0.6% decrease in entrée counts and a 2.4% increase in average check. The decrease in manufacturing and distribution revenues was due to a decrease in distribution sales of $2.5 million, partially offset by an increase in manufacturing sales of $0.3 million.

Cost of Sales. Total cost of sales were $28.6 million in the Successor three months ended September 26, 2010 and $60.6 million in the Predecessor six months ended June 27, 2010 compared to $94.4 million in the Predecessor nine months ended September 27, 2009. The overall decrease of $5.2 million, or 5.5%, was primarily due to the decrease in restaurant revenue. As a percentage of total revenues, cost of sales decreased to 24.1% in the Successor three months ended September 26, 2010 and 24.2% in the Predecessor six months ended June 27, 2010 from 24.3% in the Predecessor nine months ended September 27, 2009.
Labor. Labor costs were $42.5 million in the Successor three months ended September 26, 2010 and $88.6 million in the Predecessor six months ended June 27, 2010 compared to $143.5 million in the Predecessor nine months ended September 27, 2009. The overall decrease of $12.4 million, or 8.6%, was primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue, combined with lower casualty and health insurance expense. As a percentage of total revenues, labor costs decreased to 35.8% in the Successor three months ended September 26, 2010 and 35.4% in the Predecessor six months ended June 27, 2010 compared to 36.9% in the Predecessor nine months ended September 27, 2009. Payroll and benefits remain subject to inflation and government regulation, especially wage rates that are currently at or near the minimum wage, and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $35.0 million in the Successor three months ended September 26, 2010 and $68.2 million in the Predecessor six months ended June 27, 2010 compared to $104.5 million in the Predecessor nine months ended September 27, 2009. The overall decrease of $1.3 million, or 1.3%, was primarily due to lower occupancy expense, supplies expense and maintenance and cleaning expense as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. As a percentage of total revenues, direct operating and occupancy expense increased to 29.5% in the Successor three months ended September 26, 2010 and 27.3% in the Predecessor six months ended June 27, 2010 compared to 26.9% in the Predecessor nine months ended September 27, 2009. The increase as a percent of total revenues was primarily due to the comparable store sales decline since a significant portion of these costs are fixed in nature.
General and Administrative Expense. General and administrative expense was $6.0 million in the Successor three months ended September 26, 2010 and $11.1 million in the Predecessor six months ended June 27, 2010 compared to $18.4 million in the Predecessor nine months ended September 27, 2009. The overall decrease of $1.3 million, or 7.4%, as compared to the first nine months of 2009, primarily due to lower labor expense as a result of reductions in headcount and wage reductions to minimize the impact of lower restaurant revenues, combined with lower consulting expense. As a percentage of total revenues, general and administrative expense changed to 5.0% in the Successor three months ended September 26, 2010 and 4.4% in the Predecessor six months ended June 27, 2010 from 4.7% in the Predecessor nine months ended September 27, 2009. The increase during the Successor three months ended September 26, 2010 was primarily due to higher legal expense combined with higher bonus expense.
Depreciation and Amortization. Depreciation and amortization expense was $6.0 million in the Successor three months ended September 26, 2010 and $12.7 million in the Predecessor six months ended June 27, 2010 compared to $24.2 million in the Predecessor nine months ended September 27, 2009. The overall decrease of $5.5 million, or 22.7%, was primarily due to assets which became fully depreciated subsequent to the third quarter of 2009. As a percentage of total revenues, depreciation and amortization decreased to 5.1% in both the Successor three months ended September 26, 2010 and the Predecessor six months ended June 27, 2010 compared to 6.2% in the Predecessor nine months ended September 27, 2009.
Goodwill Impairment. Pursuant to the Merger Agreement with Holdco, $6.0 million of the Merger consideration was held in escrow, to be used for defined legal costs incurred by the Company, with any remaining balance to be distributed to the prior owners on the third anniversary of the Merger Agreement. During the Predecessor nine months ended September 27, 2009, the remaining balance was distributed according the Merger Agreement, and as a result, the Company recorded $2.7 million in goodwill impairment, since the Company impaired all goodwill related to the Merger Agreement at the time of the Exchange in November 2008. No impairment was recorded during the Successor three months ended September 26, 2010 or the Predecessor six months ended June 27, 2010.
Interest Expense. Interest expense was $6.8 million in the Successor three months ended September 26, 2010 and $15.3 million in the Predecessor six months ended June 27, 2010 compared to $38.4 million in the Predecessor nine months ended September 27, 2009. The overall decrease of $16.3 million, or 42.4%, was primarily due to a decrease in the amortization of debt discount of $17.5 million combined with a decrease in interest expense on the senior secured credit facility of $1.8 million and a decrease in the amortization of deferred debt fees of $0.1 million, partially offset by an increase in interest expense on the senior secured notes of $3.1 million. The decrease in the amortization of the debt discount was due to both the refinancing of our debt during the third quarter of 2009 ($16.6 million) and the revaluation of the notes in conjunction with the Share Purchase ($0.9 million). As a percentage of total revenues, interest expense decreased to 5.7% in the Successor three months ended September 26, 2010 and 6.1% in the Predecessor six months ended June 27, 2010 compared to 9.9% in the Predecessor nine months ended September 27, 2009.

Gain on Extinguishment of Debt. No gain was recorded during the Successor three months ended September 26, 2010 or the Predecessor six months ended June 27, 2010. In the Predecessor nine months ended September 27, 2009, as a result of the exchange by a lender under the Senior Unsecured Credit Facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of our Notes issued during July 2009 (which were issued for $4.1 million), we recorded $10.9 million as a gain on extinguishment of debt. (Please see Debt and Other Obligations below for definitions and details on the refinancing of our debt.)
Income Tax Provision/(Benefit). We have recorded a valuation allowance against our deferred tax assets and, as a result, no income tax benefit was recorded during the Successor three months ended September 26, 2010, the Predecessor six months ended June 27, 2010 or the Predecessor nine months ended September 27, 2009. The amount recorded of less than $0.1 million during each of these periods represents the net of various state taxes incurred and refunds received.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at September 26, 2010, including obligations under capital leases and unamortized debt discount, was $161.1 million, and we had $15.0 million of availability under our $15.0 million senior secured revolving credit facility. As discussed below, in July 2009, we refinanced our notes, amended the credit agreement relating to our senior secured revolving credit facilities and amended and restated the credit agreement relating to our senior unsecured credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
Operating Activities. We had net cash used in operating activities of $2.5 million for the Successor three months ended September 26, 2010 and net cash provided by operating activities of $10.1 million for the Predecessor six months ended June 27, 2010 compared to net cash provided by operating activities of $11.7 million for the Predecessor nine months ended September 27, 2009. The overall decrease in net cash provided by operating activities of $4.1 million was primarily attributable to the decrease in revenues combined with changes in working capital.
Investing Activities. We had net cash used in investing activities of $3.5 million for the Successor three months ended September 26, 2010 and $5.1 million for the Predecessor six months ended June 27, 2010 compared to $5.1 million for the Predecessor nine months ended September 27, 2009. The overall increase in net cash used in investing activities of $3.5 million was primarily the result of an overall increase in additions to property and equipment of $3.8 million, related to routine maintenance of our restaurants.
We expect to make capital expenditures totaling approximately $10.0 to $11.0 million in fiscal year 2010 comprised of approximately $0.6 million for information technology, approximately $1.4 million for Real Mex Foods and approximately $8.5 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to open any new restaurants during 2010 as a result of restrictions in our notes issued during July 2009 and the current economic climate which we do not expect to improve substantially during 2010.

Financing Activities. We had net cash used in financing activities of $0.4 million for the Successor three months ended September 26, 2010 and net cash provided by financing activities of less than $0.1 million for the Predecessor six months ended June 27, 2010 compared to net cash used in financing activities of $7.1 million for the nine months ended September 27, 2009. The overall decrease in cash used in financing activities of $6.7 million was primarily the result of a decrease in the net repayment of our senior secured revolving credit facility during 2010 of $6.6 million, for which there was no outstanding balance at September 26, 2010. Additionally, as a result of the refinancing of our debt in July 2009, we had a net cash outflow of approximately $0.7 million during the nine months ended September 27, 2009, offset by normal borrowings and repayments of long term debt during 2010. Please see Debt and Other Obligations below for further discussion of the refinancing transactions.
Debt and Other Obligations
On July 7, 2009, we completed an offering of $130.0 million aggregate principal amount of 14.0% senior secured notes due January 1, 2013, which are guaranteed by Holdco, our parent company, and all of our existing and future domestic restricted subsidiaries, or the guarantors. The notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act, a limited number of institutional accredited investors in the United States, and outside the United States in reliance on Regulation S under the Securities Act. The notes were issued pursuant to an indenture, dated July 7, 2009, by and among the Company, the Guarantors and Wells Fargo Bank, National Association, as trustee. The net proceeds from the issuance of the notes was used to refinance a portion of the existing indebtedness, including repayment of our existing $105.0 million senior secured notes due 2010 and to pay fees and expenses in connection therewith. Deferred debt fees of $6.6 million were recorded related to the issuance of the notes. The remaining deferred debt fees and unamortized debt discount related to the $105.0 million senior secured notes due 2010, of $11.7 million were recorded as interest expense on July 7, 2009.
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
Obligations under the senior secured revolving credit facilities are guaranteed by all of our subsidiaries, as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The senior secured revolving credit facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of September 26, 2010, we had $8.4 million available under the $25.0 million letter of credit facility and $15.0 million available under the $15.0 million revolving credit facility that may also be utilized for the letters of credit.
The Second Amended and Restated Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At September 26, 2010, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
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

The senior unsecured credit facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes and the senior secured revolving credit facilities). At September 26, 2010, we were in compliance with all specified financial and other covenants under the senior unsecured credit facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of September 26, 2010, the principal amount outstanding on the mortgage was $0.5 million.
Interest rates for our long-term debt are shown in the following table:

	Successor	Predecessor
	September 26,	December 27,
	2010	2009
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	7.42 to 9.25%
Senior Unsecured Credit Facility — Related Party	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.19 to 3.20%	3.20 to 4.70%
Capital Leases. We lease certain leasehold improvements under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.5%. As of September 26, 2010, the principal amount due relating to capital lease obligations was $0.9 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,500 to $9,400 per month. The capital lease obligations mature between 2010 and 2025.
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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of September 26, 2010, there were no borrowings outstanding under our senior secured revolving credit facilities.

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

REAL MEX RESTAURANTS, INC.
Dated: November 10, 2010	By:	/s/ Richard E. Rivera
Richard E. Rivera
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 10, 2010	By:	/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz
Chief Financial Officer (Principal Financial Officer and Accounting Officer)