Form 10-K
period 2010-12-26
Real Mex Restaurants, Inc.
filed 2011-03-24
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 26, 2010

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
As of February 20, 2011, Real Mex Restaurants, Inc. had outstanding 1,000 shares of Common Stock, par value $0.001 per share.
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
Our Company
We are one of the largest full service Mexican casual dining restaurant chain operators in the United States in terms of number of restaurants. As of December 26, 2010, we had 181 restaurants, located principally in California. Our four primary restaurant concepts, El Torito®, El Torito Grill®, Chevys Fresh Mex® and Acapulco Mexican Restaurant®, offer a large variety of traditional, innovative and authentic Mexican dishes and a wide selection of alcoholic beverages at moderate prices, seven days a week for lunch and dinner, as well as Sunday brunch. Our restaurant concepts feature fresh, high quality and flavorful foods, served in casual atmospheres. For fiscal year 2010, we generated revenues of $478.0 million, a decrease in same store sales of 2.3% from fiscal year 2009, a net loss of $24.1 million and net cash provided by operating activities of $11.5 million.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal year 2006 is comprised of 53 weeks and all other fiscal years presented are comprised of 52 weeks. See additional breakdown of these years into reported periods in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Exchange Agreement
Effective November 13, 2008, our parent and each of our parent’s existing lenders executed an agreement to exchange our parent’s then outstanding borrowings under its unsecured term loan facility for 94.5% of the common stock of our parent (the “Exchange”). Immediately prior to the Exchange, our parent effected a 100:1 reverse stock split of its common stock and after the Exchange the immediately post-split existing holders retained 5.5% of the shares of our parent’s common stock. Immediately after the Exchange, no stockholder, together with its affiliates, owned more than 50% of the capital stock of our parent. In connection with the Exchange, certain terms and conditions of our outstanding indebtedness were modified. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt and Other Obligations”.

Share Purchase
Effective June 28, 2010, immediately after we entered into a supplemental indenture, Sun Cantinas, LLC (“Sun Cantinas”), an affiliate of Sun Capital Partners (“Sun Capital”), an equityholder of our parent, acquired 43,338 shares of common stock of our parent (the “Share Purchase”) from Cocina Funding Corp., L.L.C. (“Cocina”), an existing equityholder of our parent managed by Farallon Capital Management, LLC (“Farallon”). As a result, Sun Cantinas and SCSF Cantinas, LLC, another affiliate of Sun Capital, together own approximately 70% of the outstanding common stock of our parent, and together are entitled, under the cumulative voting provisions of our parent’s Certificate of Incorporation, to elect at least five members of the seven-member board of directors of Real Mex and our parent, giving them the ability indirectly to control Real Mex. Following the Share Purchase, Cocina holds approximately 13% of the outstanding common stock of our parent, and no longer has a representative on the board of directors of Real Mex or our parent. The Share Purchase was accounted for by our parent under the purchase method of accounting and push-down accounting was applied to Real Mex. As a result of the Share Purchase, fiscal year 2010 is presented as the Predecessor Period from December 28, 2009 to June 27, 2010 and the Successor Period subsequent to June 27, 2010.
Significant Stockholders of RM Restaurant Holding Corp.
Sun Capital is a leading private investment firm focused on leveraged buyouts, equity, debt, and other investments in market-leading companies that can benefit from its in-house operating professionals and experience. Sun Capital affiliates have invested in and managed more than 200 companies worldwide since Sun Capital’s inception in 1995. Sun Capital has offices in Boca Raton, Los Angeles and New York, and affiliates with offices in London, Paris, Frankfort, and Shenzhen and Shanghai, China. Sun Capital’s total investments in the restaurant industry make it one of the largest operators of restaurant locations in the United States.
Farallon is an investment firm founded in 1986 which manages equity capital for institutions, typically endowments and foundations, high net worth individuals, other pooled investment vehicles, and charitable organizations. Farallon invests globally in debt and equity of public and private companies.
Company Structure
The following chart summarizes our current organizational structure.
Our Restaurant Concepts
El Torito and El Torito Grill (42.7% of fiscal year 2010 restaurant revenues). Founded in 1954, El Torito has been a pioneer in the full service, casual dining Mexican restaurant segment in California. As of December 26, 2010, we operated 67 El Torito restaurants, 8 El Torito Grill restaurants and 2 Sinigual restaurants. This concept is the largest full service Mexican casual dining restaurant chain in California in terms of number of restaurants. Our El Torito concept is dedicated to fresh, quality ingredients and authentic, made-from-scratch Mexican cuisine, including sizzling fajitas, hand-made tamales and traditional Mexican combination platters.

We feature authentic regional specialties created by our executive chef, Pepe Lopez. El Torito restaurants are modeled after a traditional Mexican hacienda. Lunch and dinner entrees range in price from $6.99 to $17.99 with an average check of $29.52 and $40.81 for El Torito and El Torito Grill, respectively, for fiscal year 2010.
El Torito restaurants are primarily free standing buildings. The restaurants average approximately 8,600 square feet with average seating of approximately 305 guests. All of the El Torito properties are leased.
For those desiring a Mexican culinary experience, El Torito serves up distinctive drinks and food offerings in a festive hacienda setting focused on Latin hospitality. In the El Torito concept, we drive the traditionally slower day-parts of early evening and weekday traffic through Happy Hour offers and specialty theme menus. During Happy Hour, guests enjoy value priced appetizers and drinks, including $3 specials and our Buck It Up promotion, where guests may upgrade their happy hour drinks to a premium liquor for $1. Our lunch buffet and Lunch Express entrees offer guests value priced, time sensitive selections. We stimulate incremental traffic with value promotions such as our longstanding Tacorito Tuesday program where guests may enjoy grilled chicken, steak or carnitas tacos in the cantina, Kids Eat Free Wednesday and $2 off Cadillac Margaritas on Thursdays.
Chevys (37.4% of fiscal year 2010 restaurant revenues). Chevys was founded in Alameda, California in 1986. As of December 26, 2010, we operated 65 Company-owned restaurants and franchised 23 restaurants. This concept is the second largest full service Mexican casual dining restaurant chain in California in terms of number of restaurants. Chevys is a comfortable yet high-energy restaurant concept that offers guests an array of freshly prepared Mexican dishes in an ultra-casual atmosphere. We offer an extensive variety of Mexican dishes, utilize mesquite grilling to create a unique flavor profile and also prepare traditional enchiladas, burritos and tacos, as well as a variety of combination platters. The food menu is complemented by a wide selection of margaritas and an assortment of Mexican and American beers. Lunch and dinner entrees range in price from $7.99 to $16.99 with an average check of $30.17 for fiscal year 2010.
Chevys restaurants are primarily freestanding and located in high-traffic urban and suburban areas. Chevys restaurants generally average approximately 7,700 square feet with average seating for approximately 322 guests in the dining room and cantina. All of the Chevys properties are leased. The restaurant design is cantina-style with a vibrant, ultra-casual layout. At Chevys we prepare fresh tortillas for our guests which helps reinforce our commitment to freshness.
Chevys is a casual border cantina focused on fresh, from scratch, big-flavored food and drinks. Chevys employs a number of promotions to drive sales during traditionally slower periods anchored by Sunday promotions, which features value pricing on Cadillac Margaritas as well as $3 guacamole and $1 mini fried ice cream. Also featured are a popular Kids Eat Free Tuesday promotion and a weekday Happy Hour with value drink pricing and half-price appetizers. Weekday lunch traffic is boosted with a Fresh Mex Lunch Value Menu, which offers lunch portions on the very popular Fajitas and a series of Lunch Bowls.
Acapulco (14.6% of fiscal year 2010 restaurant revenues). The first Acapulco restaurant opened in Pasadena, California in 1960. As of December 26, 2010, we had 31 Acapulco restaurant locations. This concept is the third largest full service Mexican casual dining restaurant chain in California in terms of number of restaurants. We offer California style Mexican food featuring traditional favorites as well as seafood specialties such as grilled halibut, shrimp and crab entrees. We also feature a host of specialty drinks, including our signature Acapulco Gold Margarita™ made with premium Jose Cuervo Gold Tequila. Lunch and dinner entrees range in price from $5.99 to $17.99 with an average check of $26.07 for fiscal year 2010.
Acapulco restaurants are primarily freestanding and located in high-traffic urban and suburban areas. Acapulco restaurants generally average approximately 8,300 square feet with average seating for approximately 245 guests. Many locations have attractive outdoor patios. All but one of the properties are leased. Acapulco currently uses three models for restaurant decor: Hacienda, Aztec and Resort. The three styles, which are similar to one another, have allowed our Company to match design and capital expenditures with each location’s physical plant and the site’s customer demographics. A consistent appearance is achieved through similar exterior signage and the use of Mexican furnishings and vibrant primary color schemes in interior design throughout all Acapulco restaurants.
Acapulco is a casual, neighborhood Mexican restaurant featuring simple, value oriented, hearty Mexican fare and drinks with a focus on Latin hospitality. Acapulco benefits from long-standing value oriented day-part programs designed to drive incremental traffic during slow periods. Beginning with Sunday brunch, guests can indulge in a champagne brunch with a variety of fresh soups, chilled salads, a taco bar with handmade tortillas and a variety of traditional Mexican favorites. Weekday value promotions include Happy Hour, Margarita Mondays, Kids Eat Free Tuesdays, Crazy Combo Thursdays and a weekday lunch buffet for time sensitive guests.

Other Restaurant Concepts (5.3% of fiscal year 2010 restaurant revenues). As of December 26, 2010, we operated 8 additional restaurant locations, all of which are also full service Mexican formats, under the following brands: Las Brisas; Casa Gallardo; El Paso Cantina; and Who Song & Larry’s. We acquired most of these restaurants with the acquisition of El Torito Restaurants, Inc.
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
In addition to the internal benefits it provides, Real Mex Foods has a customer base with deep relationships in the quick service restaurant, or “QSR,” casual dining, retail, and foodservice channels. Real Mex Foods’ custom manufacturing and research and development, or “R&D,” capabilities provide quality Mexican food products to QSR brands such as El Pollo Loco, Del Taco, Rubio’s, and Baja Fresh in addition to private label products for retailers such as Trader Joe’s, Costco, Ralphs, Vons and Albertsons and a proprietary line of entrées under the Real Mex Foods label.
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
Demographic Trends and Long-Term Industry Dynamics. According to the U.S. Census Bureau, California is expected to grow from 33.8 million people in 2000 to 46.4 million people by 2030, the second largest incremental population increase of any state in the U.S. In addition, the U.S. Census Bureau projects the Hispanic population, which accounts for approximately 18% of our total restaurant revenue, to be the fastest growing demographic in the U.S., more than doubling in size from 35.3 million people in 2000 to 73.0 million people by 2030. We expect to benefit from these long-term demographic trends as we believe the Hispanic influence on dining trends will continue to grow in tandem with population growth.
Our restaurants are positioned to benefit from the long-term trend of increased expenditure on food consumed away from home. According to the USDA Economic Research Service, dollars spent on food away from home was 49% of total dollars spent on food in 2009. Additionally, our Real Mex Foods subsidiary is uniquely positioned to benefit and grow as a result of increasing consumer demand for convenient, home meal replacement solutions through the manufacture of packaged entrées sold through the grocery and club store channels and proprietary products developed for quick service restaurants.
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
Well Maintained Store Base. We have consistently invested in our restaurants in an effort to uphold their image as attractive, well maintained concepts. Over the last four years, we have invested significant discretionary capital in our restaurants to maintain a fresh and comfortable dining experience which we believe sets us apart from our competitors.
Service. We train our servers to follow a service program designed to achieve fast and consistent service while also promoting a casual and festive atmosphere. Our service program outlines procedures, such as the server’s first approach to the guest, product recommendations throughout the visit, timing and manner of food delivery, plate clearing, payment processing and bidding the guest farewell. Throughout the day, managers are responsible for generating energy and enthusiasm throughout their restaurants by circulating and visiting with guests at their tables. Our Tell Us About Us program offers customers incentives to complete surveys about their experience. It is used by all of our brands and provides constant, real-time feedback to management. Our primary goal is to ensure that every guest leaves fully satisfied, thereby promoting repeat visits.

Internal Production, Purchasing and Distribution Facilities. We centralize purchasing and distribution for the majority of our raw ingredients, fresh products and alcoholic beverages through our two purchasing and distribution facilities and manufacture food products through our manufacturing plant. The purchasing and distribution facilities, encompassing approximately 67,000 square feet in Buena Park and 54,000 square feet in Union City enable us to order and deliver food items and ingredients on a timely basis. We are able to leverage our purchasing power and reduce delivery costs, contributing to our restaurant gross margins. Our manufacturing facility, encompassing approximately 101,000 square feet, manufactures specialty products for sales to outside customers, marketed under the Real Mex Foods® label, as well as co-packaged under our Chevys and El Torito brands and other branded names. This facility also produces certain high volume items for our Acapulco restaurants including soups, baked goods and sauce bases, enabling us to maintain food quality and consistency while reducing costs. All three facilities have additional capacity to allow for growth in our distribution operations and production for outside customers.
Business Strategy
Our primary business objective is to increase profitability through same store sales growth and restaurant level margin improvements, identified reductions in overhead costs, and continued growth in outside sales by Real Mex Foods. During fiscal year 2010, we experienced a 2.3% decrease in comparable store sales, primarily as a result of the slowing U.S. economy which has negatively impacted overall consumer traffic and the ability to increase prices in the restaurant industry. While we do not expect a meaningful improvement in the economy in 2011, we intend to focus on our guest service initiatives as well as providing compelling value based product offerings to stabilize and improve our same store sales.
Same store sales and store margin improvements. At our El Torito concept, our intent is to communicate our commitment to creating fresh, authentic Mexican dishes and drinks through in-restaurant merchandising, direct mail, newspaper, internet advertising and public relations. During fiscal year 2010, we sought to improve sales and margins through new product introductions and signature specials during four promotional events. Our Acapulco concept has been built upon the positioning of a family of local Mexican neighborhood restaurants delivering generous portions of California-Mexican food and drink at a good value. In fiscal year 2010, we sustained the same number of direct mail drops as in fiscal year 2009, but decreased the number of coupons issued during the 4th quarter. We launched four promotions featuring new product introductions as limited time offers and communicated these promotions vis-à-vis direct mail and in-restaurant merchandising. At our Chevys concept, we leveraged our equity in “Fresh Mex” and further enhanced the brand by incorporating fun and flavor into the concept’s positioning. We introduced four promotions that boasted fresh, fun and flavor and communicated the new offers through in-restaurant merchandising and direct mail with coupon incentives.
Growth in Outside Sales by Real Mex Foods. In addition to serving as the proprietary foods procurement, manufacturing, product development and distribution operation for our restaurants, Real Mex Foods leverages its scale and expertise through the development, manufacture and distribution of proprietary Mexican food products to more than 100 outside customers. In 2010, we consciously decided to cease providing distribution services to a number of our smaller customers. We changed our focus to the expansion of our retail fresh and frozen products sold under our brands or under a licensing agreement with other concepts. We currently sell directly to or package for quick service and casual dining restaurants, amusement parks, club stores, and food service, retail, vending and institutional customers. We manufacture and sell a proprietary line of packaged multi-serve entrées, including premium quality burritos, enchiladas and tamales under the Real Mex Foods label, in more than 600 retail supermarkets. We believe we have the capacity and manufacturing expertise to expand this business to include other products and to market these products to additional customers in these and other business segments, with a focus on manufactured products, which are more profitable than distribution-only accounts. Outside sales decreased 7.8% from 2009 to 2010, primarily due to a decrease in distribution sales of approximately $3.1 million.
Expansion of the Chevys franchise network. We currently have 9 franchisees operating 23 franchised Chevys restaurants in 11 states. We plan to continue to support our existing franchisees and develop new franchise relationships. These efforts are aimed at increasing Chevys brand awareness and marketing efficiencies and to increase revenues from new store franchise fees along with revenues from ongoing franchise royalties.

Employees
As of December 26, 2010, we had 10,843 employees. Of these employees, 9,625 were employed as restaurant hourly team members, 756 as restaurant managers, 328 as distribution and production facility employees, and 134 as executive, senior, and general office staff. None of our workforce is unionized.
Restaurant Staffing. Restaurants are assigned between three and five managers — typically, a general manager, one or more assistant managers and one chef. The average restaurant employs approximately 57 team members — approximately 35% of whom are in kitchen positions and 65% in guest service positions. The actual number of team members in each restaurant varies depending on sales volume, physical plant design, and unique operational needs.
Turnover. We believe one of our strengths is the relative stability of our employee staff. We believe that in fiscal year 2010, our hourly turnover of 48.6% and our management turnover of 17.1% continue to be better than industry average and provides stability in our staff.
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
Intellectual Property
We have registered or filed applications to register certain names used by our restaurants and our food manufacturing operations as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries, including the names Acapulco Mexican Restaurant®, El Torito®, El Torito Grill®, Sinigual®, Chevys Fresh Mex® and Real Mex Foods®. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products.
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
Our restaurants’ sales of alcoholic beverages are subject to regulation in each state in which we operate. Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In fiscal year 2010, approximately 25.2% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcohol is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant, and we could lose significant revenue.
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
Risks Related to Our Company
The U.S. economic crisis adversely impacted our business and financial results in fiscal 2010 and a prolonged recession could materially affect us in the future.
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
We cannot guarantee that our food handling policies and training at our restaurants and distribution and manufacturing facilities will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third party suppliers makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Third party food suppliers and transporters outside of our control could cause some food borne illness incidents. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our restaurants could negatively affect our restaurant sales if highly publicized. This risk exists even if it were later determined that the illness was wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food borne illnesses that have had a material adverse impact on their operations, and we cannot assure you that we can avoid a similar impact upon the occurrence of a similar incident at our restaurants. In addition, we may be subject to liability claims as a result of food-borne illnesses.
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
We have registered or filed applications to register certain names used by our restaurants and our food manufacturing operations as trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries, including the names Acapulco Mexican Restaurant®, El Torito®, El Torito Grill®, Sinigual®, Chevys Fresh Mex® and Real Mex Foods®. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.
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
Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. Alcoholic beverage control regulations relate to various aspects of daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. In fiscal year 2010, approximately 25.2% of our restaurant revenues were attributable to the sale of alcoholic beverages, and we believe that our ability to serve alcoholic beverages, such as our signature margarita drinks, is an important factor in attracting customers. The failure of any of our restaurants to timely obtain and maintain liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of, or adversely impact the viability of, the restaurant and we could lose significant revenue. Our restaurants are also subject in each state in which we operate to “dram shop” laws, which allow a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our profitability. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us.
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
Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill and other indefinite lived intangible assets be periodically evaluated for impairment based on the fair value. The downturn in the economy has resulted in an unfavorable impact on current operations and growth projections. As a result, impairment charges of goodwill and other intangible assets of approximately $1.1 million and $16.3 million were recognized during fiscal years 2010 and 2009, respectively. Any declines in our assessment of the fair value the Company could result in a further write-down of our goodwill and other indefinite lived intangible assets and a reduction in our net income.
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
We have substantial indebtedness, including obligations under capital leases and unamortized debt discount. As of December 26, 2010, we had approximately $162.0 million of total debt outstanding, of which $131.0 million is secured. Subject to restrictions in the indenture and our senior secured and unsecured credit facilities, we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you and significant effects on our business, including the following:
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
As of December 26, 2010, we had $15.0 million of revolving credit availability under our $15.0 million senior secured credit facility. We and our subsidiaries may also be able to incur substantial additional indebtedness in the future. The terms of the indenture and the senior secured and unsecured credit facilities do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us, subject to any collateral securing the notes. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face could intensify.

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
Our corporate headquarters are located in Cypress, California. We occupy this facility under a lease that expires in 2012. As of December 26, 2010, we leased 180 restaurant facilities and owned one. The majority of our leases are for 10, 15 or 20-year terms, include options to extend the terms, include rent holidays, rent escalation clauses and/or contingent rent provisions and some of our leases have tenant improvement allowances. Our restaurant leases have terms that expire between fiscal years 2011 and 2028 (excluding renewal options not yet exercised) and have an average remaining term of approximately 12 years, including options.
Restaurant Locations
As of December 26, 2010, we owned, licensed or franchised 212 restaurants in 15 states and two foreign countries, of which 181 are Company operated and 31 operate under franchise or license arrangements.
Our restaurant locations by concept and state as of December 26, 2010 were as follows:

	Concepts
State	El Torito(1)	Chevys	Acapulco	Franchised	Other(2)	Total
California	74	46	30	1	2	153
Missouri	—	—	—	7	4	11
Illinois	—	1	—	4	1	6
New Jersey	—	2	—	3	—	5
Oregon	1	3	1	—	—	5
Florida	1	2	—	1	—	4
Maryland	—	2	—	2	—	4
New York	1	2	—	—	—	3
Virginia	—	3	—	1	—	4
Arizona	—	2	—	—	—	2
Washington	—	1	—	1	1	3
Louisiana	—	—	—	1	—	1
Nevada	—	1	—	—	—	1
Minnesota	—	—	—	1	—	1
South Dakota	—	—	—	1	—	1

Total domestic	77	65	31	23	8	204

Japan	—	—	—	6	—	6
Turkey	—	—	—	2	—	2

Total including International	77	65	31	31	8	212

(1)	Includes El Torito Grill and Sinigual restaurants.

(2)	Includes Las Brisas, Who Song&Larry’s, El Paso Cantina and Casa Gallardo restaurants.
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
Holders
The number of record holders of each of our classes of common stock as of February 20, 2011 was as follows:
Common Stock: 1
Dividends
No dividends were paid during fiscal years 2010, 2009 or 2008. We presently intend to retain all earnings, if any, for use in our business operations and, accordingly, we currently do not anticipate declaring any dividends in the foreseeable future. Our ability to pay dividends is restricted by certain covenants contained in our secured and unsecured senior credit facilities, as well as certain restrictions contained in our indenture relating to our senior secured notes.
Securities Authorized For Issuance under Equity Compensation Plans
For information on securities authorized for issuance under equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”
Recent Sales of Unregistered Securities and Repurchases of Equity Securities
We did not sell any unregistered equity securities in fiscal year 2010 nor did we repurchase any equity securities in the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial and other data of our Company, with respect to the periods prior to (“Predecessor”) and following (“Successor”) the Share Purchase. The selected historical consolidated financial data has been derived from our Company’s audited consolidated financial statements for the Successor six months ended December 26, 2010 (“Successor 2010”), the Predecessor six months ended June 27, 2010 (“Predecessor 2010”), the Predecessor fiscal year 2009 (“Predecessor 2009”), the Predecessor period from November 14, 2008 to December 28, 2008 (“Predecessor 2008-2”), the Predecessor period from December 31, 2007 to November 13, 2008 (“Predecessor 2008-1”), the Predecessor fiscal year 2007 (“Predecessor 2007”), the Predecessor period from August 21, 2006 to December 31, 2006 (“Predecessor 2006-2”) and the Predecessor period from December 26, 2005 to August 20, 2006 (“Predecessor 2006-1”) When combined, fiscal year 2006 consists of 53 weeks and all other fiscal years presented consist of 52 weeks. This data presented below should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Successor	Predecessor
	Six	Six	Fiscal	November	December	Fiscal	August	December
	Months Ended	Months Ended	Year	14, 2008 to	31, 2007 to	Year	21, 2006 to	26, 2005 to
	December	June	Ended	December	November	Ended	December	August
	26, 2010	27, 2010	2009	28, 2008	13, 2008	2007	31, 2006	20, 2006
	(in thousands)
Statement of Operations Data:
Restaurant revenues	$208,119	$229,417	$456,699	$52,448	$456,587	$523,352	$179,630	$351,591
Manufacturing and distribution revenues	18,336	18,875	40,368	4,480	36,363	37,249	10,795	17,713
Total revenues	227,907	250,056	500,597	57,316	496,429	565,191	192,098	372,552
Cost of sales	55,457	60,574	121,451	14,255	123,878	140,824	46,883	87,388
Labor	83,406	88,612	185,455	21,210	178,962	199,843	67,729	125,748
Direct operating and occupancy expense	67,732	68,196	136,395	14,886	133,351	148,307	51,127	94,422
Total operating costs	206,595	217,382	443,301	50,351	436,191	488,974	165,739	307,558
General and administrative expenses	11,746	11,078	25,323	3,234	26,493	31,901	11,414	18,893
Depreciation and amortization	11,910	12,715	31,230	3,750	21,724	23,961	10,323	12,230
Impairment of goodwill and intangible assets	1,100	—	16,294	—	163,196	10,000	—	—
Gain on extinguishment of debt	—	—	(10,875)	—	—	—	—	—
Operating (loss) income	(4,451)	8,881	(9,384)	(19)	(158,668)	6,854	3,379	18,150
Interest expense	13,536	15,306	45,870	4,108	16,407	19,326	10,481	16,005
(Loss) income before income tax provision	(18,186)	(6,309)	(55,005)	(4,103)	(173,061)	(10,802)	(8,238)	2,787
Net (loss) income	(17,783)	(6,268)	(49,598)	(4,103)	(173,113)	(23,546)	(5,047)	1,480
Redeemable preferred stock accretion	—	—	—	—	—	—	—	(10,126)
Net loss attributable to common stockholders(1)	$(17,783)	$(6,268)	$(49,598)	$(4,103)	$(173,113)	$(23,546)	$(5,047)	$(8,646)
Balance Sheet Data:
Cash and cash equivalents	3,359		3,317	2,099		2,323	2,710
Property and equipment, net	72,730		84,524	110,505		96,179	90,802
Total assets	281,445		252,361	298,328		434,455	447,135
Total debt(2)	161,983		147,114	161,813		186,187	183,905
Total stockholder’s equity	27,477		2,320	23,044		163,113	184,077
Other Financial Data:
Capital expenditures	$10,708		$6,773	$24,068		$34,404	$26,380
Ratio of earnings to fixed charges(3)	—		—	—		—	—

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
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of December 26, 2010, we operated 181 restaurants, 151 of which are located in California, with additional restaurants in Arizona, Florida, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods.
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
As a result of restrictions in our notes and the downturn in the economy, no new restaurants were opened during fiscal years 2010 and 2009. During fiscal year 2008, we opened five restaurants, including our first Sinigual restaurants in Brandon, Florida and New York, New York. Sinigual is the name for El Torito Grill style restaurants outside southern California. The other three restaurants opened in 2008 include one El Torito and two Chevys restaurants in California.
Our fiscal year consists of 52 or 53 weeks and ends on the last Sunday in December of each year. Fiscal years 2008, 2009 and 2010 are comprised of 52 weeks. See additional breakdown of these years into reported periods in Results of Operations below. When calculating same store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of December 26, 2010, we had 179 restaurants that met this criterion.
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
Cost of sales is comprised primarily of food and alcoholic beverage expenses. The components of cost of sales are variable and change with sales volume. In addition, the components of cost of sales are subject to increase or decrease based on fluctuations in commodity costs and depend in part on the success of controls we have in place to manage cost of sales in our restaurants. The cost, availability and quality of the ingredients we use to prepare our food and beverages are subject to a range of factors, including, but not limited to, seasonality, political conditions, weather conditions, and ingredient shortages.
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

Goodwill and other indefinite lived intangible assets are deemed to have an indefinite life and are subject to an annual impairment test. Other intangible assets are amortized over their useful lives. Impairment of goodwill and intangible assets reflects the impairment losses related to the difference between the fair value and recorded value as identified in our annual impairment tests. The fair value of goodwill was determined using discounted cash flow projections based upon management forecasts. For the valuation of other indefinite lived intangible assets, including trademarks and franchise agreements, discounted future royalty methods are used. We recorded impairment charges related to goodwill and other indefinite lived intangible assets of $1.1 million, $16.3 million and $163.2 million in fiscal years 2010, 2009 and 2008, respectively, as a result of the impact of the downturn in the economy on current operations and growth projections.
Our annual operating results are impacted by restaurant closures to the extent we close locations. Due to our long operating history, restaurant closures are generally the result of lease expirations. Many of our leases are non-cancelable and have initial terms of 10 to 20 years with one or more renewal terms of three or more years that we may exercise at our option. As of December 26, 2010, we owned one restaurant location and leased the remaining 180.
We perform ongoing analyses of restaurant cash flow and in the case of negative cash flow or underperforming restaurants, we may negotiate early termination of leases, allow leases to expire without renewal or sell restaurants. In addition, from time to time we may be forced to close a successful restaurant if we are unable to renew the lease on satisfactory terms, or at all. From the end of fiscal year 2008 to the end of fiscal year 2010, we closed 9 restaurants, 1 of which was an early lease termination and 8 of which were natural lease ends for which we chose not to renew or no renewal was available.
Results of Operations
Our operating results for the Successor six months ended December 26, 2010 (“Successor 2010”), the Predecessor six months ended June 27, 2010 (“Predecessor 2010”), the Predecessor fiscal year 2009 (“Predecessor 2009”), the Predecessor period from November 14, 2008 to December 28, 2008 (“Predecessor 2008-2”) and the Predecessor period from December 31, 2007 to November 13, 2008 (“Predecessor 2008-1”) are expressed as a percentage of total revenues below. Because of purchase accounting adjustments to the fair market value of long-term assets and long-term liabilities, and because the number of days in each period presented vary, certain amounts may not be comparable between each period presented.

	Successor	Predecessor
	Six Months	Six Months	Fiscal	November	December
	Ended	Ended	Year	14, 2008 to	31, 2007 to
	December	June	Ended	December	November
	26, 2010	27, 2010	2009	28, 2008	13, 2008
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	24.3	24.2	24.3	24.9	25.0
Labor	36.6	35.4	37.0	37.0	36.0
Direct operating and occupancy expense	29.7	27.3	27.2	26.0	26.9
Total operating costs	90.6	86.9	88.6	87.8	87.9
General and administrative expense	5.2	4.4	5.1	5.6	5.3
Depreciation and amortization	5.2	5.1	6.2	6.5	4.4
Impairment of goodwill and intangible assets	0.5	—	3.3	—	32.9
Operating (loss) income	(2.0)	3.6	(4.0)	—	(32.0)
Interest expense	5.9	6.1	9.2	7.2	3.3
Loss before extraordinary item	(8.0)	(2.5)	(13.2)	(7.2)	(34.9)
Gain on extinguishment of debt	—	—	2.2	—	—
Loss before income tax provision	(8.0)	(2.5)	(11.0)	(7.2)	(34.9)
Net loss	(7.8)	(2.5)	(9.9)	(7.2)	(34.9)

Fiscal Year 2010 Compared to Fiscal Year 2009
Total Revenues. Total revenues were $227.9 million in the Successor 2010 and $250.1 million in the Predecessor 2010 compared to $500.6 million in Predecessor 2009. The overall decrease of $22.6 million, or 4.5%, was due to a $19.2 million decrease in restaurant revenues and a $3.1 million decrease in manufacturing and distribution revenues combined with a $0.3 million decrease in franchise and other revenues. The $19.2 million decrease in restaurant revenues was primarily due to comparable store sales declines of 2.3% versus fiscal year 2009. This decline is primarily attributable to a 1.7% reduction in average check and a 0.5% reduction in check count. The 1.7% decrease in average check was attributable to a $4.5 million increase in customer discounts as well as a shift in product mix. The decrease in manufacturing and distribution revenues was due to a decrease in sales to outside customers by Real Mex Foods, primarily related to distribution customers.
Cost of Sales. Total cost of sales was $55.5 million in the Successor 2010 and $60.6 million in the Predecessor 2010 compared to $121.5 million in Predecessor 2009. The overall decrease of $5.4 million, or 4.5%, was primarily due to lower commodity costs, primarily oil, flour, tortillas and sauces, combined with the comparable store sales decline noted above. As a percentage of total revenues, cost of sales was 24.3% in Successor 2010 and 24.2% in Predecessor 2010 as compared to 24.3% in Predecessor 2009.
Labor. Labor costs were $83.4 million in the Successor 2010 and $88.6 million in the Predecessor 2010 compared to $185.5 million in Predecessor 2009. The overall decrease of $13.4 million, or 7.2%, was primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with lower health insurance expense. As a percentage of total revenues, labor costs were 36.6% in Successor 2010 and 35.4% in Predecessor 2010 compared to 37.0% in Predecessor 2009. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $67.7 million in Successor 2010 and $68.2 million in Predecessor 2010 compared to $136.4 million in Predecessor 2009. The overall decrease of $0.5 million, or 0.3%, was primarily due to lower occupancy expense. As a percentage of total revenues, direct operating and occupancy expense was 29.7% in Successor 2010 and 27.3% in Predecessor 2010 compared to 27.2% in Predecessor 2009. The increase as a percent of total revenues in Successor 2010 was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed in nature and do not vary substantially with changes in sales volume.
General and Administrative Expense. General and administrative expense was $11.7 million in Successor 2010 and $11.1 million in Predecessor 2010 compared to $25.3 million in Predecessor 2009. The overall decrease of $2.5 million, or 9.9%, was primarily due to lower labor expense as a result of reductions in headcount and wage rate reductions to minimize the impact of lower restaurant revenues. As a percentage of total revenues, general and administrative expense was 5.2% in Successor 2010 and 4.4% in Predecessor 2010 compared to 5.1% in Predecessor 2009.
Depreciation and Amortization. Depreciation and amortization expense was $11.9 million in Successor 2010 and $12.7 million in Predecessor 2010 compared to $31.2 million in Predecessor 2009. The overall decrease of $6.6 million, or 21.1%, was primarily due to assets which became fully depreciated in fiscal 2010. As a percentage of total revenues, depreciation and amortization decreased to 5.2% in Successor 2010 and 5.1% in Predecessor 2010 compared to 6.2% in Predecessor 2009.
Impairment of Goodwill and Other Intangible Assets. In Successor 2010 and Predecessor 2009, $1.1 million and $16.3 million, respectively, was recorded to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and other indefinite lived intangible assets. The fair value of goodwill was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. For the valuation of other indefinite lived intangible assets, including trademarks and franchise agreements, discounted future royalty methods are used. No impairment was recorded in Predecessor 2010.
Interest Expense. Interest expense was $13.5 million in Successor 2010 and $15.3 million in Predecessor 2010 compared to $45.9 million in Successor 2009. The overall decrease of $17.0 million, or 37.1%, was primarily due to a decrease in the amortization of debt discount of $18.4 million combined with a decrease in interest expense in the senior secured notes of $1.6 million and a decrease in the amortization of deferred debt fees of $0.1 million, partially offset by an increase in interest expense on the senior secured notes of $3.1 million. The decrease in the amortization of the debt discount was due to both the refinancing of our debt during the third quarter of 2009 and the revaluation of the notes in conjunction with the Share Purchase. As a percentage of total revenues, interest expense decreased to 5.9% in Successor 2010 and 6.1% in Predecessor 2010 compared to 9.2% in Predecessor 2009.
Gain on Extinguishment of Debt. As a result of the exchange by a lender under the senior unsecured credit facility, as amended, of $15.0 million of unsecured debt for $4.6 million aggregate principal amount of our notes issued in July 2009 (which were issued for $4.1 million), we recorded $10.9 million as a gain on extinguishment of debt in Predecessor 2009. Please see “Debt and Other Obligations” for details on the refinancing of our debt. No such extinguishment was recorded in Successor or Predecessor 2010.

Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. During Successor 2010, we recorded an income tax benefit of $0.4 million as a result of the impairment to our intangible assets, resulting in a reduction of our related deferred tax liability. During Predecessor 2010, we recorded an income tax benefit of less than $0.1 million as a result of refunds on income tax. During Predecessor 2009, we recorded an income tax benefit of $5.4 million as a result of the impairment to our intangible assets, resulting in a reduction of our related deferred tax liability.
Fiscal Year 2009 Compared to Fiscal Year 2008
Total Revenues. Total revenues were $500.6 million in Predecessor 2009 compared to $57.3 million in Predecessor 2008-2 and $496.4 million in Predecessor 2008-1. The overall decrease of $53.1 million, or 9.6%, was due to a $52.3 million decrease in restaurant revenues, a $0.5 million decrease in manufacturing and distribution revenues and a $0.4 million decrease in franchise and other revenues. The $52.3 million decrease in restaurant revenues was primarily due to comparable store sales declines of 10.4% versus fiscal year 2008. This decline is primarily attributable to a reduction in guest count at our existing restaurants resulting from the slowing U.S. economy, which has negatively impacted overall consumer traffic in the restaurant industry. The decrease in manufacturing and distribution revenues was due to a decrease in sales to outside customers by Real Mex Foods, including a decrease in distribution sales of $8.6 million, partially offset by an increase in manufacturing sales of $8.1 million.
Cost of Sales. Total cost of sales was $121.5 million in Predecessor 2009 compared to $14.3 million in Predecessor 2008-2 and $123.9 million in Predecessor 2008-1. The overall decrease of $16.7 million, or 12.1%, was primarily due to lower commodity costs, primarily cheese, dairy, beef and poultry, combined with the comparable store sales decline noted above. As a percentage of total revenues, cost of sales decreased to 24.3% from 24.9% in Predecessor 2008-2 and 25.0% in Predecessor 2008-1.
Labor. Labor costs were $185.5 million in Predecessor 2009 compared to $21.2 million in Predecessor 2008-2 and $179.0 million in Predecessor 2008-1. The overall decrease of $14.7 million, or 7.4%, was primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with lower casualty insurance expense and health insurance expense. As a percentage of total revenues, labor costs were 37.0% in Predecessor 2009 as compared to 37.0% in Predecessor 2008-2 and 36.0% in Predecessor 2008-1. Payroll and benefits remain subject to inflation and government regulation; especially wage rates that are currently at or near the minimum wage and expenses for health insurance.
Direct Operating and Occupancy Expense. Direct operating and occupancy expense was $136.4 million in Predecessor 2009 compared to $14.9 million in Predecessor 2008-2 and $133.4 million in Predecessor 2008-1. The overall decrease of $11.8 million, or 8.0%, was primarily due to lower utilities, maintenance and cleaning and advertising expense in Predecessor 2009 as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. As a percentage of total revenues, direct operating and occupancy expense was 27.2% in Predecessor 2009 as compared to 26.0% in Predecessor 2008-2 and 26.9% in Predecessor 2008-1. The increase as a percent of total revenues in Predecessor 2009 was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed or take time to adjust for the reduction in sales.
General and Administrative Expense. General and administrative expense was $25.3 million in Predecessor 2009 compared to $3.2 million in Predecessor 2008-2 and $26.5 million in Predecessor 2008-1. The overall decrease of $4.4 million, or 14.8%, was primarily due to lower labor expense as a result of reductions in headcount and wage rate reductions to minimize the impact of lower restaurant revenues. As a percentage of total revenues, general and administrative expense was 5.1% in Predecessor 2009 as compared to 5.6% in Predecessor 2008-2 and 5.3% in Predecessor 2008-1.
Depreciation and Amortization. Depreciation and amortization expense was $31.2 million in Predecessor 2009 compared to $3.8 million in Predecessor 2008-2 and $21.7 million in Predecessor 2008-1. The overall increase of $5.7 million, or 22.6%, was primarily due to depreciation of the assets of new restaurants combined with the revaluation of tangible and intangible assets in conjunction with the Exchange. As a percentage of total revenues, depreciation and amortization was 6.2% in Predecessor 2009 as compared to 6.5% in Predecessor 2008-2 and 4.4% in Predecessor 2008-1.
Impairment of Goodwill and Other Intangible Assets. Goodwill and other intangible asset impairment charges of $16.3 million were recorded in Predecessor 2009, compared to $163.2 million recorded in Predecessor 2008-1, to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and other indefinite lived intangible assets. The fair value of goodwill was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. For the valuation of other indefinite lived intangible assets, including trademarks and franchise agreements, discounted future royalty methods are used. No goodwill or trademark impairment was recognized by the Company during Predecessor 2008-2.

Interest Expense. Interest expense was $45.9 million in Predecessor 2009 compared to $4.1 million in Predecessor 2008-2 and $16.4 million in Predecessor 2008-1. The overall increase of $25.4 million, or 123.6%, was primarily due to the refinancing of our debt during the third quarter of 2009, resulting in the write off of the remaining deferred debt fees and unamortized debt discount on our senior secured notes due 2010, with total amortization of $22.9 million recorded as interest expense in Predecessor 2009. The remaining increase of $2.5 million was primarily related to the increase in principal and interest rate on the new issuance of our notes in July 2009. See “Debt and Other Obligations” for details on the refinancing of our debt. As a percentage of total revenues, interest expense was 9.2% in Predecessor 2009 as compared to 7.2% in Predecessor 2008-2 and 3.3% in Predecessor 2008-1.
Gain on Extinguishment of Debt. As a result of the exchange by a lender under our senior unsecured credit facility, of $15.0 million of unsecured debt for $4.6 million aggregate principal amount of our notes issued in July 2009 (which were issued for $4.1 million), we recorded $10.9 million as a gain on extinguishment of debt in Predecessor 2009. (See “Debt and Other Obligations” for details on the refinancing of our debt).
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. During Predecessor 2009, we recorded an income tax benefit of $5.4 million as a result of the impairment to our intangible assets, resulting in a reduction of our related deferred tax liability. As a result of our valuation allowance, no income tax benefit was recorded in Predecessor 2008-2. The provision recorded of less than $0.1 million in Predecessor 2008-1 represents various state taxes incurred.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at December 26, 2010, including obligations under capital leases and unamortized debt discount, was $162.0 million, and we had $15.0 million of revolving credit availability under our $15.0 million senior secured revolving credit facility. As discussed below, in July 2009, we refinanced our notes, amended the credit agreement relating to our senior secured revolving credit facilities and amended and restated the credit agreement relating to our senior unsecured credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
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
Operating Activities. We had net cash provided by operating activities of $1.4 million in Successor 2010 and $10.1 million in Predecessor 2010 compared to $16.9 million for Predecessor 2009, resulting in a net decrease overall of $5.4 million from Predecessor 2009 to the combined results from Successor 2010 and Predecessor 2010. The decrease in cash provided by operating activities was primarily attributable to the decrease in revenues combined with changes in working capital.
Investing Activities. We had net cash used in investing activities of $5.6 million in Successor 2010 and $5.1 million in Predecessor 2010 compared to $7.2 million for Predecessor 2009. The overall increase in cash used in investing activities of $3.5 million was primarily the result of an increase in additions to property and equipment of $3.9 million. The increase in additions primarily resulted from an increase in maintenance capital expenditures from 2009 to a more normal level in 2010, as a result of management’s focus in 2009 on reducing capital expenditures in order to minimize the impact of lower restaurant revenues and restrictions in our notes issued during July 2009. While still within the restrictions in our notes, management determined the increase was necessary in order to maintain restaurant facilities.

We expect to make capital expenditures totaling approximately $10.0 million in fiscal year 2011 comprised of approximately $0.8 million for information technology, approximately $0.5 million for Real Mex Foods and approximately $8.7 million for restaurant maintenance and other capital expenditures related to our restaurants, including refurbishments and relocations of approximately $2.0 million. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We do not plan to open any new restaurants during 2011 as a result of the continued impact of the downturn in the economy which we do not expect to improve during 2011 and restrictions in our notes issued during July 2009.
Financing Activities. We had net cash used in financing activities of $0.8 million for Successor 2010 and net cash provided by financing activities of less than $0.1 million in Predecessor 2010, compared to net cash used in financing activities of $8.5 million for Predecessor 2009. The overall decrease in cash used in financing activities of $7.7 million was primarily the result of the net repayment of our senior secured revolving credit facility during the 2009 of approximately $7.6 million, resulting in no outstanding borrowings on the facility at the end of 2009. There was also no outstanding balance at the end of 2010. Additionally, as a result of the refinancing of our debt, we had a net cash outflow of approximately $0.7 million during Predecessor 2009. See “Debt and Other Obligations” below for further discussion of the refinancing transactions.
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
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, we must, subject to certain exceptions, offer to repay the notes with 75% of the Excess Cash Flow (as defined in the indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Second Amended and Restated Credit Agreement entered into in connection with the senior secured revolving credit facilities, as described below, we will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will only be released to us to repay borrowings under the senior secured revolving credit facilities or to make an excess cash flow offer. No Excess Cash Flow Offer was required for 2010 or 2009.
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
Senior Secured Revolving Credit Facilities. Our Second Amended and Restated Revolving Credit Agreement with General Electric Capital Corporation, as amended, provides for a $15.0 million revolving credit facility and $25.0 million letter of credit facility, maturing on July 1, 2012, collectively, the senior secured revolving credit facilities. Under the senior secured revolving credit facilities, the lenders agreed to make loans and issue letters of credit to and on behalf of the Company and our subsidiaries. Interest on the outstanding borrowings under the senior secured revolving credit facilities is based on either prime rate plus Applicable Margin or ninety-day LIBOR plus Applicable Margin, as defined in and subject to certain restrictions in the 2009 amendment, which extended the due date and modified certain covenants, and fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1.6 million were recorded in 2009 related to the amendment.
On April 2, 2010, we amended the Second Amended and Restated Revolving Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to our senior secured notes due 2013 as a result of such transfer.
Obligations under the senior secured revolving credit facilities are guaranteed by all of our subsidiaries, as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The senior secured revolving credit facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of December 26, 2010, we had $8.4 million available under the $25.0 million letter of credit facility and $15.0 million available under the $15.0 million revolving credit facility that may also be utilized for the letters of credit.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At December 26, 2010, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
Senior Unsecured Credit Facility. In connection with the offering of the notes, we entered into a Second Amended and Restated Credit Agreement, by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch, pursuant to which the principal balance of the existing unsecured loan owing by the Company under the existing senior unsecured credit facility, as amended, was reduced from $65.0 million to $25.0 million through (i) the assumption by Holdco of $25.0 million of such unsecured debt and (ii) the exchange by a lender under the senior unsecured credit facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of notes, subject to an original issue discount of 10%. As a result, we recorded a gain on extinguishment of debt of $10.9 million. Deferred debt fees of $0.2 million were recorded related to the Second Amended and Restated Credit Agreement. Interest accrues at an annual rate of 16.5% and is payable quarterly; provided that (i) such interest is payable in kind for the first four quarters following the closing date of the issuance of the notes and (ii) thereafter will be payable in a combination of cash and in kind. The term of the senior unsecured credit facility was extended to July 1, 2013 and certain covenants were modified. Certain lenders to the senior unsecured credit facility are owners of Holdco, and as a result, the senior unsecured credit facility is held by related parties to the Company.

The senior unsecured credit facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes and the senior secured revolving credit facilities). At December 26, 2010, we were in compliance with all specified financial and other covenants under the senior unsecured credit facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 26, 2010, the principal amount outstanding on the mortgage was $0.4 million.
Capital Leases. In conjunction with our acquisition of El Torito, we assumed capital lease obligations, collateralized with leasehold improvements, in an aggregate amount of $9.2 million. In addition, we have entered into additional capital leases for equipment of $0.3 million during fiscal year 2009. The remaining capital lease obligations have a weighted-average interest rate of 8.5%. As of December 26, 2010, the principal amount due relating to capital lease obligations was $0.8 million. Principal and interest payments on the capital lease obligations are due monthly and range from $2,500 to $4,400 per month. The capital lease obligations mature between 2011 and 2025.
The following table represents our contractual commitments as of December 26, 2010 associated with obligations under debt agreements, other obligations discussed above and from our operating leases:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)
Contractual Obligations
Long Term Debt Obligations(1)	$224,346	$18,707	$205,485	$154	$—
Capital Lease Obligations	783	269	284	69	161
Operating Lease Obligations(2)	245,993	42,053	73,732	49,469	80,739
Purchase Obligations	31,430	20,386	5,522	5,522	—

Total	$502,552	$81,415	$285,023	$55,214	$80,900

(1)
Includes our notes, senior unsecured credit facility, senior secured revolving credit facility, mortgage and an obligation to a vendor. It also includes scheduled interest payments for our $130.0 million notes and our senior unsecured credit facility, for which interest rates at December 26, 2010 were 14.0% and 16.5%, respectively. See “Debt and Other Obligations” for a discussion of terms for each significant component of long term debt.

(2)
In addition to the base rent, many of our leases contain percentage rent clauses, which obligate us to pay additional rents based on a percentage of sales, when sales levels exceed a contractually defined base. We recorded such additional rent expenses of $684 in Successor 2010, $811 in Predecessor 2010, $1,538 in Predecessor 2009, $198 in Predecessor 2008-2 and $1,926 in Predecessor 2008-1. Operating Lease Obligations do not reflect potential renewals or replacements of expiring leases.

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
During Successor 2010, Predecessor 2009 and Predecessor 2008-1, management determined that certain identified property and equipment was impaired and recorded an impairment charge of $1.0 million, $4.7 million and $5.2 million, respectively, reducing the carrying value of such assets to the estimated fair value. Management recorded no impairment for Predecessor 2010 or Predecessor 2008-2.

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
During the fourth quarter of 2010, management completed the annual impairment test and as a result recorded $1.1 million in impairment of intangible assets, related to Chevys trademarks and franchise assets. No goodwill impairment was identified.
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
Income Taxes
Our Company utilizes the liability method of accounting for income taxes, under which deferred taxes are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Recognition of deferred tax assets is limited to amounts considered by management to be more likely than not to be realizable in future periods. We have significant deferred tax assets, which are subject to periodic recoverability assessments. Net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We recorded a valuation allowance of $66.8 million and $50.9 million at December 26, 2010 and December 27, 2009, respectively. The amount of deferred tax assets considered realizable was based upon our ability to generate future taxable income, exclusive of reversing temporary differences and carry-forwards.

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
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued guidance requiring a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt. For public companies, the amendments that require disclosures as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of February 20, 2011, we had borrowings of $11.9 million outstanding under our senior secured revolving credit facilities. A hypothetical 10% fluctuation in interest rates as of February 20, 2011 would have a net after tax impact of less than $0.1 million on our earnings in 2010, in addition to its effect on cash flows.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Real Mex Restaurants, Inc.
We have audited the accompanying consolidated balance sheets of Real Mex Restaurants, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 26, 2010 (the “Successor”) and December 27, 2009 (the “Predecessor”) and the related consolidated statements of operations, stockholder’s equity, and cash flows for the six months ended December 26, 2010 (the “Successor” period), subsequent to the equity transaction of RM Restaurant Holding Corp., the Company’s parent, that was reflected on the financial statements of the Company. We have also audited the consolidated statements of operations, stockholder’s equity and cash flows for the six months ended June 27, 2010, the year ended December 27, 2009, the period from November 14, 2008 to December 28, 2008 and the period from December 31, 2007 to November 13, 2008 (the “Predecessor Periods”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Real Mex Restaurants, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of its operations and its cash flows for the Successor and Predecessor Periods in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Irvine, California
March 24, 2011

Real Mex Restaurants, Inc.
Consolidated Balance Sheets
(In Thousands, Except For Share Data)

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,359	$3,317
Trade receivables, net	8,295	9,491
Other receivables	621	603
Inventories, net	11,618	10,834
Prepaid expenses	2,877	3,206
Other current assets	248	359
Current portion of favorable lease asset, net	3,357	5,418

Total current assets	30,375	33,228
Property and equipment, net	72,730	84,524
Goodwill, net	113,721	43,812
Trademarks and other intangible assets	42,100	55,700
Deferred charges	4,710	7,108
Favorable lease asset, less current portion, net	11,655	19,599
Other assets	6,154	8,390

Total assets	$281,445	$252,361

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$18,745	$16,785
Accrued self-insurance reserves	13,212	14,790
Accrued compensation and benefits	12,091	12,923
Accrued interest	10,188	9,759
Other accrued liabilities	10,146	11,966
Current portion of long-term debt	507	657
Current portion of capital lease obligations	269	402

Total current liabilities	65,158	67,282
Long-term debt, less current portion	160,693	145,271
Capital lease obligations, less current portion	514	784
Deferred tax liabilities	19,522	26,059
Unfavorable lease liability, less current portion, net	5,870	6,415
Other liabilities	2,211	4,230

Total liabilities	253,968	250,041
Commitments and contingencies	—	—
Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at December 26, 2010 and December 27, 2009	—	—
Additional paid-in capital	45,260	56,021
Accumulated deficit	(17,783)	(53,701)

Total stockholder’s equity	27,477	2,320

Total liabilities and stockholder’s equity	$281,445	$252,361

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations
(In Thousands)

	Successor	Predecessor
	Six Months	Six Months	Fiscal Year	November	December
	Ended	Ended	Ended	14, 2008 to	31, 2007 to
	December	June	December	December	November
	26, 2010	27, 2010	27, 2009	28, 2008	13, 2008

Revenues:
Restaurant revenues	$208,119	$229,417	$456,699	$52,448	$456,587
Manufacturing and distribution revenues	18,336	18,875	40,368	4,480	36,363
Franchise and other revenues	1,452	1,764	3,530	388	3,479

Total revenues	227,907	250,056	500,597	57,316	496,429
Costs and expenses:
Cost of sales	55,457	60,574	121,451	14,255	123,878
Labor	83,406	88,612	185,455	21,210	178,962
Direct operating and occupancy expense	67,732	68,196	136,395	14,886	133,351
General and administrative expense	11,746	11,078	25,323	3,234	26,493
Depreciation and amortization	11,910	12,715	31,230	3,750	21,724
Pre-opening costs	—	—	—	—	2,342
Impairment of goodwill and intangible assets	1,100	—	16,294	—	163,196
Impairment of property and equipment	1,007	—	4,708	—	5,151
Gain on extinguishment of debt	—	—	(10,875)	—	—

Total costs and expenses
Operating (loss) income	(4,451)	8,881	(9,384)	(19)	(158,668)
Other income (expense):
Interest expense	(13,536)	(15,306)	(45,870)	(4,108)	(16,407)
Other (loss) income, net	(199)	116	249	24	2,014

Total other expense, net	(13,735)	(15,190)	(45,621)	(4,084)	(14,393)

Loss before income tax provision	(18,186)	(6,309)	(55,005)	(4,103)	(173,061)
Income tax (benefit) provision	(403)	(41)	(5,407)	—	52

Net loss	$(17,783)	$(6,268)	$(49,598)	$(4,103)	$(173,113)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Stockholder’s Equity
(In Thousands, Except For Share Data)

	Predecessor
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 30, 2007	1,000	—	201,706	(38,593)	163,113
Contribution from parent	—	—	5,554	—	5,554
Stock-based compensation	—	—	406	—	406
Net loss	—	—	—	(173,113)	(173,113)

Balance at November 13, 2008	1,000	$—	$207,666	$(211,706)	$(4,040)

Recapitalization of the Company, November 14, 2008	1,000	$—	$27,175	$—	$27,175
Stock-based compensation	—	—	(28)	—	(28)
Net loss	—	—	—	(4,103)	(4,103)

Balance at December 28, 2008	1,000	$—	$27,147	$(4,103)	$23,044
Contribution from parent	—	—	28,614	—	28,614
Stock-based compensation	—	—	260	—	260
Net loss	—	—	—	(49,598)	(49,598)

Balance at December 27, 2009	1,000	$—	$56,021	$(53,701)	$2,320
Stock-based compensation	—	—	49	—	49
Net loss	—	—	—	(6,268)	(6,268)

Balance at June 27, 2010	1,000	$—	$56,070	$(59,969)	$(3,899)

	Successor
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Share Purchase of the Company, June 28, 2010	1,000	$—	$45,195	$—	$45,195
Stock-based compensation	—	—	65	—	65
Net loss	—	—	—	(17,783)	(17,783)

Balance at December 26, 2010	1,000	$—	$45,260	$(17,783)	$27,477

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows
(In Thousands)

	Successor	Predecessor
	Six Months	Six Months	Fiscal Year	November	December
	Ended	Ended	Ended	14, 2008 to	31, 2007 to
	December	June	December	December	November
	26, 2010	27, 2010	27, 2009	28, 2008	13, 2008
Operating activities
Net loss	$(17,783)	$(6,268)	$(49,598)	$(4,103)	$(173,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	10,955	10,929	27,619	3,334	19,780
Amortization of:
Favorable lease asset and unfavorable lease liability, net	955	1,786	3,611	416	1,944
Debt discount/(premium)	65	1,857	20,273	1,535	(1,050)
Deferred financing costs	1,246	1,244	2,626	169	1,571
Impairment of goodwill and intangible assets	1,100	—	16,294	—	163,196
Impairment of property and equipment	1,007	—	4,708	—	5,151
Loss (gain) on disposal of property and equipment	42	13	196	—	(402)
Gain on lease termination	—	—	—	—	(600)
Gain on extinguishment of debt	—	—	(10,875)	—	—
Stock-based compensation expense	65	49	260	(28)	406
Non-cash consulting expense	—	—	950	—	—
Deferred income taxes	(490)	—	(5,423)	—	—
Changes in operating assets and liabilities:
Trade and other receivables	1,332	(154)	(119)	2,125	654
Inventories	101	(885)	2,729	(625)	(889)
Prepaid expenses and other current assets	6	434	5,536	(3,409)	4,638
Related party receivable/payable	—	—	—	—	(66)
Deferred charges	—	—	—	—	35
Other assets	102	66	(330)	6	66
Accounts payable and accrued liabilities	2,701	205	(2,750)	7,342	(7,551)
Other liabilities	(2)	814	1,211	424	3,959

Net cash provided by operating activities	1,402	10,090	16,918	7,186	17,729
Investing activities
Purchases of property and equipment	(5,630)	(5,078)	(6,773)	(736)	(23,332)
Exchange transaction costs	—	—	(542)	(20)	(1,153)
Proceeds from lease termination	—	—	—	—	600
Net proceeds from disposal of property and equipment	1	2	66	—	302

Net cash used in investing activities	(5,629)	(5,076)	(7,249)	(756)	(23,583)
Financing activities
Net (payment) borrowing under revolving credit facility	—	—	(7,600)	(5,900)	2,500
Borrowings under long-term debt agreements	434	1,417	114,799	466	1,375
Payments on long-term debt agreements and capital lease obligations	(1,178)	(1,312)	(107,269)	(314)	(1,449)
Payment of financing costs	(31)	(75)	(8,460)	—	(500)
Capital contributions from Parent	—	—	79	—	3,022

Net cash (used in) provided by financing activities	(775)	30	(8,451)	(5,748)	4,948

Net (decrease) increase in cash and cash equivalents	(5,002)	5,044	1,218	682	(906)
Cash and cash equivalents at beginning of period	8,361	3,317	2,099	1,417	2,323

Cash and cash equivalents at end of period	$3,359	$8,361	$3,317	$2,099	$1,417

Supplemental disclosure of cash flow information
Interest paid	$9,811	$9,564	$15,683	$873	$16,910

Income taxes paid	$87	$(41)	$16	$—	$52

Supplemental disclosure of noncash investing and financing activities
In-kind interest on senior unsecured credit facility added to principal	$2,413	$2,212	$974	$—	$—

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Notes to Consolidated Financial Statements
December 26, 2010
(In Thousands, Except For Share Data)
1. Description of Business
Real Mex Restaurants, Inc. (together with its subsidiaries, the “Company”), is a Delaware corporation which is engaged in the business of owning and operating restaurants, primarily under the names El Torito®, Acapulco Mexican Restaurant Y Cantina® and Chevys Fresh Mex®. At December 26, 2009, the Company, primarily through its major subsidiaries (El Torito Restaurants, Inc., Chevys Restaurants LLC and Acapulco Restaurants, Inc.), owned and operated 181 restaurants, of which 152 were in California and the remainder in 12 other states. The Company’s other major subsidiary, Real Mex Foods, Inc. (“RMF”), provides internal production, purchasing and distribution services for the restaurant operations and manufactures specialty products for sales to outside customers.
Basis of Presentation
Prior to June 28, 2010, the Company is referred to as the “Predecessor” and after June 27, 2010 is referred to as the “Successor”.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2010 was December 26, 2010, in 2009 was December 27, 2009 and in 2008 was December 28, 2008. The accompanying consolidated balance sheets present the Company’s financial position as of December 26, 2010 and December 27, 2009. The accompanying consolidated statements of operations, stockholder’s equity and cash flows present the 26 week Successor Period ended December 26, 2010, the 26 week Predecessor Period ended June 27, 2010, the 52 week Predecessor Year ended December 27, 2009, the 6 week Predecessor Period from November 14, 2008 to December 28, 2008 and the 46 week Predecessor Period from December 31, 2007 to November 13, 2008. See further description of the successor and predecessor periods in Note 2.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Liquidity

The Company’s financial statements as of December 26, 2010 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s principal liquidity requirements are to service debt and meet capital expenditure and working capital needs.

In addition, the Company’s debt agreements require compliance with specified financial covenants. These covenants could adversely affect the Company’s ability to finance future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of other indebtedness could result in a default under the terms of the indenture governing the notes. In such an event, the Company may be required to refinance all or part of the then-existing debt (including the notes), sell assets or borrow more money. The Company may not be able to accomplish any of the alternatives on acceptable terms, or at all. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the Company.

The Company’s ability to make principal and interest payments, fund planned capital expenditures and meet financial covenants will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the Company. Although the Company had negative working capital as of December 26, 2010 (as has been the case for all years being reported on), based on the current level of operations and the Company’s revised business plan, management believes the cash flow generated from operations, available cash and available borrowings under the Senior Secured Revolving Credit Facilities will be adequate to meet liquidity needs for the near future.

2. Acquisitions
Share Purchase — Successor
Effective June 28, 2010, immediately after the Company entered into a supplemental indenture (see Note 6), Sun Cantinas, LLC (“Sun Cantinas”), an affiliate of Sun Capital Partners (“Sun Capital”), an equityholder of Holdco, acquired 43,338 shares of common stock (the “Share Purchase”) of RM Restaurant Holding Corp. (“Holdco”) from Cocina Funding Corp., L.L.C. (“Cocina”), an existing equityholder of Holdco managed by Farallon Capital Management, LLC (“Farallon”). As a result, Sun Cantinas and SCSF Cantinas, LLC, another affiliate of Sun Capital, together own approximately 70% of the outstanding common stock of Holdco, and together are entitled, under the cumulative voting provisions of Holdco’s Certificate of Incorporation, to elect at least five members of the seven-member board of directors of Holdco and the Company, giving them the ability indirectly to control the Company. Following the Share Purchase, Cocina holds approximately 13% of the outstanding common stock of Holdco, and no longer has a representative on the board of directors of Holdco or the Company.
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

Receivables
Receivables consist primarily of amounts due from credit card companies, outside customers of RMF and franchisees. Receivables from credit card companies are generally settled in the week following the transaction date. Receivables from RMF’s outside customers are generally collected within 30 days of the date of the sale and receivables from franchisees are generally collected within 21 days following the close of the royalty period. Receivables are stated net of an allowance for doubtful accounts of $517 and $694 at December 26, 2010 and December 27, 2009, respectively. Activity during fiscal year 2010 included a net decrease in the allowance of $177, including an increase of $499 primarily related to a sub tenant, offset by the reversal of $154 related to franchisee receivables and write-offs of $522 primarily related to franchisee receivables.
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
Impairment of Long-Lived Assets
Long-lived assets are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. During the Successor Six Months ended December 26, 2010, the Predecessor Year ended December 27, 2009 and the Predecessor Period from December 31, 2007 through November 13, 2008, management of the Company determined that certain identified property and equipment was impaired and recorded an impairment charge of $1,007, $4,708 and $5,151, respectively, reducing the carrying value of such assets to the estimated fair value. Fair value was based on management’s estimate of future cash flows to be generated by the property and equipment determined to be impaired. During the Predecessor Six Months ended June 27, 2010 and the Predecessor Period from November 14, 2008 through December 28, 2008, management recorded no impairment.
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
During the fourth quarter of 2010, the Company completed the annual impairment test and as a result recorded $1,100 in impairment of intangible assets, related to Chevys trademarks and franchise assets. No goodwill impairment was identified.
During the third quarter of 2009, the Company recorded $2,728 in goodwill impairment that was related to a previous merger at the time of the Exchange. During the fourth quarter of 2009, management forecasts were revised due to the continued impact of the downturn in the economy on current operations and growth projections. As a result, the Company recorded impairment of approximately $13,200 related to trademarks and franchise agreements. The Company recorded total non-cash charges of $16,294 for the write-down of the goodwill and other intangible assets during the fiscal year ended December 27, 2009, which also includes $366 related to favorable lease assets.
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
Intangible Assets
Intangible assets consist of the following indefinite-lived assets as follows:

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Trademarks	$37,000	$46,800
Franchise agreements	5,100	8,900

	$42,100	$55,700

Deferred Charges
Deferred charges at December 26, 2010 consists of deferred financing costs of $3,827 related to the sale of $130,000 aggregate principal amount of the senior secured notes due January 1, 2013, $100 related to the $25,000 senior unsecured credit facility maturing on July 1, 2013 and $783 related to the senior secured revolving credit facilities. Capitalized deferred charges are amortized over the lives of the respective long-term borrowings on a straight-line basis and are included in interest expense in the accompanying consolidated statements of operations. Amounts capitalized related to leases are amortized over the primary term of their respective leases and are included in occupancy expense in the accompanying statements of operations. The following table shows the estimated amortization expense for the years after December 26, 2010:

	2011	2012	2013
Deferred financing costs	$2,475	$2,215	$20

Favorable Lease Asset and Unfavorable Lease Liability
Favorable lease asset represents the approximate fair market value arising from lease rates that are below market rates as of June 27, 2010, the date of the Share Purchase. The amount is being amortized over the remaining primary term of the underlying leases.
Unfavorable lease liability represents the approximate fair market value arising from lease rates that are above market rates as of June 27, 2010, the date of the Share Purchase. The amount is being amortized over the remaining primary term of the underlying leases. The current portion of unfavorable lease liabilities is recorded in other accrued liabilities.
The following table shows the estimated amortization expense for the years after December 26, 2010:

	2011	2012	2013	2014	2015	Thereafter
Favorable lease asset	$3,357	$3,292	$2,883	$2,609	$597	$2,274
Unfavorable lease liability	(1,447)	(1,402)	(1,170)	(803)	(511)	(1,984)

Net amortization expense	$1,910	$1,890	$1,713	$1,806	$86	$290

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
The Company’s policy is to recognize interest and penalties expense, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 26, 2010, the Company has not recorded any significant interest and penalty expense. The Company’s determination on its analysis of uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. These include the 2007 through 2009 tax years for federal purposes and the 2006 through 2009 tax years for California purposes.
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
Segment Information
The Company operates 181 restaurants through its three restaurant operating subsidiaries, providing similar products to similar customers. These restaurants possess similar economic characteristics resulting in similar long-term expected financial characteristics. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Based upon its methods of internal reporting and management structure, management believes that the Company meets the criteria for aggregating its 181 operating restaurants into a single reporting segment called restaurant operations. The Company’s RMF manufacturing operations are dissimilar from our restaurant operations, but do not meet the required quantitative thresholds and therefore qualify for aggregation.
Promotion and Advertising Expense
The cost of promotion and advertising is expensed as incurred. The Company incurred $7,054, $9,133, $14,325, $1,260 and $15,077 in promotion and advertising expense during the Successor Six Months ended December 26, 2010, the Predecessor Six Months ended June 27, 2010, the Predecessor Year ended December 27, 2009, the 6 week Predecessor Period from November 14, 2008 to December 28, 2008 and the 46 week Predecessor Period December 31, 2007 to November 13, 2008, respectively.
Operating Leases
Most of our restaurant and office facilities are under operating leases with expirations in fiscal years 2011 through 2028. The minimum lease payments, including any predetermined fixed escalations of the minimum rent, are recognized as rent expense on a straight-line basis over the lease term. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company and include rent escalation clauses stipulating specific rent increases upon exercise, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues. At December 26, 2010 and December 27, 2009, deferred rent equaled $775 and $2,092, respectively, which is included in other long-term liabilities.
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
Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2013 at December 26, 2010, based on quoted market prices was $135,850. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to year end.
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued guidance requiring a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt. For public companies, the amendments that require disclosures as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
4. Property and Equipment
Property and equipment consists of the following:

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Land and land improvements	$1,525	$1,530
Buildings and improvements	718	379
Furniture, fixtures and equipment	35,342	46,340
Leasehold improvements and leasehold rights	53,790	78,727

Property and equipment, total	91,375	126,975
Less accumulated depreciation and amortization	(18,645)	(42,451)

Property and equipment, net	$72,730	$84,524

5. Accounts Payable and Other Accrued Liabilities
Accounts payable consist of the following:

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Trade accounts payable	$16,079	$14,241
Gift cards and gift certificates	2,666	2,544

	$18,745	$16,785

Other accrued liabilities consist of the following:

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Rent and occupancy expenses	$1,197	$1,210
Sales taxes	4,097	4,028
Other	4,852	6,728

	$10,146	$11,966

6. Long-Term Debt
Long-term debt consists of the following:

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Senior Secured Notes due 2013	130,000	130,000
Senior Secured Notes unamortized debt discount	(260)	(11,143)
Senior Secured Revolving Credit Facility	—	—
Senior Unsecured Credit Facility — Related Party	30,599	25,974
Mortgage	440	519
Other	421	578

	161,200	145,928
Less current portion	(507)	(657)

	$160,693	$145,271

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
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, the Company must, subject to certain exceptions, offer to repay the Notes with 75% of the Excess Cash Flow (as defined in the Indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Company’s Second Amended and Restated Credit Facility, as amended, governing the Company’s New Senior Secured Revolving Credit Facilities, the Company will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will be released to the Company only to repay borrowings under the New Senior Secured Revolving Credit Facilities or to make an excess cash flow offer. No Excess Cash Flow Offer was required for 2010 or 2009.
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

Senior Secured Revolving Credit Facilities. The Second Amended and Restated Revolving Credit Agreement with General Electric Capital Corporation, as amended, provides for a $15.0 million revolving credit facility and $25.0 million letter of credit facility, maturing on July 1, 2012 (collectively, the “Senior Secured Revolving Credit Facilities”). Under the Senior Secured Revolving Credit Facilities, the lenders agreed to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries. Interest on the outstanding borrowings under the senior secured revolving credit facilities is based on either prime rate plus Applicable Margin or ninety-day LIBOR plus Applicable Margin, as defined in and subject to certain restrictions in the 2009 amendment, which extended the due date and modified certain covenants and fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1,562 were recorded in 2009 related to the amendment.
Obligations under the Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. As of December 26, 2010, the Company had $8,393 available under the Senior Secured Letter of Credit Facility and $15,000 available under the Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.
On April 2, 2010, the Company entered into an amendment to the Second Amended and Restated Revolving Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to the Notes as a result of such transfer.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At December 26, 2010, the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Revolving Credit Agreement, as amended.
Senior Unsecured Credit Facility. In connection with the offering of the Notes, the Company entered into a Second Amended and Restated Credit Agreement, by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch (the “Senior Unsecured Credit Facility”), pursuant to which the principal balance of the existing unsecured loan owing by the Company under the existing senior unsecured credit facility, as amended, was reduced from $65,000 to $25,000 through (i) the assumption by Holdco of $25,000 of such unsecured debt and (ii) the exchange by a lender under the Senior Unsecured Credit Facility, as amended, of $15,000 of such unsecured debt for $4,583 aggregate principal amount of Notes (which were issued for $4,125), resulting in a gain on extinguishment of debt of $10,875. Deferred debt fees of $161 were recorded related to the Second Amended and Restated Credit Agreement. Interest accrues at an annual rate of 16.5% and is payable quarterly, provided that (i) such interest is payable in kind for the first four quarters following the Closing Date and (ii) thereafter will be payable in a combination of cash and in kind. The term of the Company’s credit facility was extended to July 1, 2013 and certain covenants were modified. Certain lenders to the Senior Unsecured Credit Facility are owners of Holdco, and as a result, the Senior Unsecured Credit Facility is held by related parties to the Company.
The Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the Senior Secured Revolving Credit Facilities). At December 26, 2010, the Company was in compliance with all specified financial and other covenants under the Senior Unsecured Credit Facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of December 26, 2010, the principal amount outstanding on the mortgage was $440.

Interest rates for the Company’s long-term debt are shown in the following table:

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	7.42 to 9.25%
Senior Unsecured Credit Facility — Related Party	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.20 to 4.70%	3.20 to 4.70%
The maturity of long-term debt for the fiscal years succeeding December 26, 2010, is as follows:

		Unamortized
		Debt
	Principal	Discount	Total
2011	$507	$(130)	$377
2012	95	(130)	(35)
2013	160,704	—	160,704
2014	114	—	114
2015	40	—	40
Thereafter	—	—	—

	$161,460	$(260)	$161,200

7. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At December 26, 2010 and December 27, 2009 there were 1,000 shares of common stock issued and outstanding.
Stock Option Plans
In December 2006, the Board of Directors of Holdco adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan reserved 100,000 shares of Holdco’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. Options vest 20% per year according to the schedule specified in each option agreement. Accelerated vesting of all outstanding options is triggered upon a change of control of Holdco, as defined in the 2006 Plan. This was not triggered as a result of the Share Purchase. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.
When stock-based compensation is awarded, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise. No options were granted during 2009 or 2010.
The following table summarizes the stock option activity:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 28, 2008 — Predecessor	330	$8,150

Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at December 27, 2009 — Predecessor	330	$8,150

Granted	—	—
Exercised	—	—
Forfeited/expired	(110)	8,150

Outstanding at June 27, 2010 — Predecessor	220	$8,150

Granted	—	—
Exercised	—	—
Forfeited/expired	(26)	8,150

Outstanding at December 26, 2010 — Successor	194	$8,150

Vested and expected to vest at December 26, 2010	193	$8,150
Exercisable at December 26, 2010	152	$8,150

The Company recorded $65, $49 and $260 of stock-based compensation for the Successor Six Months ended December 26, 2010, the Predecessor Six Months ended June 27, 2010 and the Predecessor Year ended December 27, 2009. The Company recorded a net stock-based compensation credit of $28 during the Successor Period November 14, 2008 through December 28, 2008. The credit resulted from the reversal of compensation cost for unvested shares related to a termination of one of our executives during that period. The Company recorded $406 of stock-based compensation expense for the Predecessor Period from December 31, 2007 through November 13, 2008. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.
As of December 26, 2010, $105 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately one year. At December 26, 2010, the aggregate intrinsic value of exercisable options was $0.
8. Income Taxes
Significant components of the income tax provision (benefit) consist of the following:

	Successor	Predecessor
	December 26,	June 27,	December 27,	December 28,	November 13,
	2010	2010	2009	2008	2008
Current:
Federal	$—	$(60)	$—	$—	$28
State	87	19	16	—	24

	87	(41)	16	—	52

Deferred:
Federal	(402)	—	(4,612)	—	—
State	(88)	—	(811)	—	—

	(490)	—	(5,423)	—	—

Total income tax (benefit) expense	$(403)	$(41)	$(5,407)	$—	$52

Deferred income taxes reflect the net tax effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	December 26,	December 27,
	2010	2009
Deferred tax assets:
Federal net operating loss carry-forwards	$16,665	$9,807
State net operating loss carry-forwards	8,851	6,478
Goodwill and other intangibles	16,081	20,262
Accrued expenses not currently deductible	7,042	8,197
Tax credit carry-forwards	7,519	900
Property and equipment basis difference	11,678	9,227
Deferred rent	321	867
Gift certificates and other deferred income	1,105	1,055
Deferred compensation	762	761
State taxes	2,083	2,766
Other	4,307	4,554

Total deferred tax assets	76,414	64,874

Deferred tax liabilities:
Prepaid expenses	(457)	(535)
Trademarks and other indefinite lived intangibles	(19,522)	(26,059)
Lease amortization	(6,222)	(10,370)
Unamortized landlord allowance	(2,956)	(3,036)

Total deferred tax liabilities	(29,157)	(40,000)

Valuation allowance	(66,779)	(50,933)

Net deferred tax liability	$(19,522)	$(26,059)

Immediately prior to the Share Purchase, deferred tax assets and liabilities were $68,675 and $38,582, respectively, offset by a valuation allowance of $56,152.
The reconciliation of income tax at the U.S. federal statutory tax rates to income tax expense is as follows:

	Successor	Predecessor
	December 26,	December 27,	December 28,
	2010	2009	2008
Income tax at U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	(0.1)	0.9	0.0
Valuation allowance	(26.3)	(23.3)	(13.0)
Non-deductible transaction costs	—	—	—
Impairment of goodwill and intangibles	—	(1.7)	(92.1)
Purchase accounting adjustment	—	—	71.2
Permanent true-ups	(5.7)	—	—
Other	(0.2)	(0.1)	(0.1)

Effective tax rate	1.7%	9.8%	0.0%

Net deferred tax assets are reduced by a valuation allowance if, based on all the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the adequacy of the valuation allowance, the Company considers various factors including reversal of deferred tax liabilities, future taxable income, and potential tax planning strategies. Accordingly, the Company has recorded a valuation allowance since the Company currently believes the deferred tax assets will not be realized. For the years ended December 26, 2010 and December 27, 2009, the Company recorded a valuation allowance of $66,779 and $50,933, respectively.
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
The Company files U.S. and State consolidated tax returns with Holdco. The Company uses the separate return method for allocating taxes to its separate financial statements. One exception to the separate return method used in the current year was the reduction of tax attributes as a result of the Exchange transaction that took place on November 13, 2008 at Holdco. Consolidated tax attributes belonging to the Company have been reduced to reflect their utilization under Internal Revenue Code (“IRC”) Section 108. Based upon the Company’s preliminary analysis of IRC Section 108, the net operating losses were reduced to zero at December 28, 2008. Upon completion of the final analysis during 2009, the Company concluded that at December 28, 2008, there were $23,578 of federal net operating loss carry-forward and $68,862 of state net operating loss carry-forward, respectively. As the Company had recorded a full valuation allowance on these items, this resulted in no impact on the consolidated statement of operations in either period.
At December 26, 2010 and December 27, 2009, the Company had a federal net operating loss carry-forward of $49,014 and $27,211 which will begin to expire in 2028 and a federal business tax credit carry-forward of $7,448 and $4,133, respectively, which will begin to expire in 2013. In addition, at December 26, 2010 and December 27, 2009, the Company had a state net operating loss carry-forward of $100,130 and $79,019 which will begin to expire in 2012 and a state tax credit carry-forward of $71 for both years, which will begin to expire in 2013. The utilization of the net operating loss carry-forward is subject to limitations under the Internal Revenue Code Section 382 and similar state provisions.

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
As of December 26, 2010, the Company had no assets or liabilities that were measured using Level 1 or Level 2 inputs on a recurring or non-recurring basis. Using Level 3 inputs, as described in Note 3, intangible assets and certain long-lived assets were written down to fair value as a result of impairment charges of $1,100 and $1,007, respectively during the fourth quarter of Successor 2010.
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
10. Commitments and Contingencies
Leases
The Company leases restaurant and office facilities that have terms with expirations in 2011 through 2028. Most of the restaurant facilities have renewal clauses exercisable at the option of the Company with rent escalation clauses stipulating specific rent increases, some of which are based upon the Consumer Price Index. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Additionally, the Company leases several properties that are not being operated by the Company. Several of those properties are subleased.
The Company leases certain leasehold improvements and equipment under agreements that are classified as capital leases. The cost of assets under capital leases is included in the balance sheets as property and equipment and was $927 and $1,464 at December 26, 2010 and December 27, 2009, respectively. Accumulated amortization of these assets was $162 and $354 at December 26, 2010 and December 27, 2009, respectively. Amortization of assets under capital leases is included in depreciation expense. The Company recorded no new capital assets at December 26, 2010 and the amount of capital assets placed in service was $261 at December 27, 2009, respectively.

The minimum annual lease commitment and subtenant income of the Company for the years succeeding December 26, 2010 is approximately as follows:

	Capital	Minimum		Net
	Lease	Lease	Sublease	Lease
	Obligations	Commitments	Income	Commitments
2011	$332	$42,053	$(539)	$41,846
2012	257	39,138	(459)	38,936
2013	92	34,594	(308)	34,378
2014	79	28,919	(300)	28,698
2015	26	20,549	(240)	20,335
Thereafter	251	80,740	(79)	80,912

Total minimum lease payments	1,037	$245,993	$(1,925)	$245,105

Less: Amount representing interest	(254)

Present value of net minimum capital lease payments	783
Less: Current maturities of capital lease obligations	(269)

Long-term capital lease obligations	$514

The Company is contingently liable for leases on sold or assigned premises for $1,527 as of December 26, 2010.
Some of the leases provide for additional rentals based on a percentage of revenues. The following table summarizes the rental expense, percentage rent expense above minimum rent and net sublease income:

	Successor	Predecessor
	December 26,	June 27,	December 27,	December 28,	November 13,
	2010	2010	2009	2008	2008
Rental expense	$23,446	$23,407	$47,946	$4,997	$41,935
Percentage rent expense above minimum rent (included in rental expense)	684	811	1,538	198	1,926
Net sublease income	78	183	428	45	344
Purchase Obligations
In December 2007, the Company entered into an agreement with a certain vendor to purchase a minimum volume of product from December 1, 2007 through December 31, 2015, to be extended for any shortfall in purchases until such volume is met. The contract is based upon expiration date or volume, which ever occurs last. As of December 26, 2010, $3,141 had been purchased, representing 24% of the total contractual volume to be purchased throughout the life of the contract.
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
Self-Insurance
The Company is self-insured for most casualty losses up to certain stop-loss limits. The Company has accounted for its liabilities for these casualty losses and claims, including both reported and incurred but not reported claims, based on information provided by independent actuaries. Management believes that it has recorded reserves for casualty losses at a level that has substantially mitigated the potential negative impact of adverse developments and/or volatility. Management believes that its calculation of casualty loss liabilities would not change materially under different conditions and/or different methods. However, due to the inherent volatility of actuarially determined casualty claims, it is reasonably possible that the Company could experience changes in estimated casualty losses, which could be material to both quarterly and annual net income. Amounts estimated to be ultimately payable with respect to existing claims and an estimate for claims incurred but not reported under these programs have been accrued and are included in the accompanying consolidated balance sheets. Estimated liabilities related to the self-insured casualty losses were $13,212 and $14,790 as of December 26, 2010 and December 27, 2009, respectively.
The Company is also required to maintain collateral securing future payment under the self-insured retention insurance programs. As of December 26, 2010 and December 27, 2009, this collateral consisted of stand-by letters of credit of $13,047 and $13,902, respectively.

11. Related Party Transactions
As discussed in Note 6, as a result of the Exchange, the existing lenders to the Senior Unsecured Credit Facility became owners of Holdco. As a result, the Senior Unsecured Credit Facility is held by related parties to the Company. Subsequent to the Share Purchase, this continues to be the case.
Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease in 2010 and 2009 were $329 and $190, of which approximately $82 and $44 is attributable to the indirect interest of funds managed by Farallon in the shopping center. Additionally, on July 7, 2009, certain funds managed by Farallon purchased $13,000 aggregate principal amounts of the Notes.
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
The Company periodically makes payments to (subject to restricted payment covenants under the indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at December 26, 2010 or December 27, 2009.
12. Employee Benefit Plan
The Company is the sponsor of a defined contribution plan (401(k) plan) for qualified Company employees, as defined. Participants may contribute from 1% to 50% of pre-tax compensation, subject to certain limitations. The plan contains a provision that provides that the Company may make discretionary contributions. The Company made no contributions for the Success Six Months ended December 26, 2010 and the Predecessor Six Months ended June 27, 2010. The Company has recorded contribution expense of $144, $26 and $207 during the Predecessor Year ended December 27, 2009, the 6 week Predecessor Period November 14, 2008 through December 28, 2008 and the 46 week Predecessor Period from December 31, 2007 through November 13, 2008, respectively.
13. Condensed Consolidating Financial Statements
Pursuant to the notes accompanying Rule 3-10(f) of Regulation S-X, we have not provided the condensed consolidated financial statements of our subsidiaries guaranteeing the Notes as (i) we have no independent assets or operations, (ii) the guarantees are full and unconditional, joint and several and (iii) we have no subsidiaries who are not subsidiary guarantors of our senior notes.
14. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 26, 2010 and December 27, 2009:

	Predecessor	Predecessor	Successor	Successor
	13 weeks ended	13 weeks ended	13 weeks ended	13 weeks ended
	March 28,	June 27,	September 26,	December 26,
	2010	2010	2010	2010
Total revenues	$120,419	$129,637	$118,618	$109,289
Operating income (loss)	$2,037	$6,844	$511	$(4,962)
Net loss	$(5,499)	$(769)	$(6,300)	$(11,483	)(1)

	Predecessor	Predecessor	Predecessor		Predecessor
	13 weeks ended	13 weeks ended	13 weeks ended		13 weeks ended
	March 29,	June 28,	September 27,		December 27,
	2009	2009	2009		2009
Total revenues	$128,493	$135,924	$124,211		$111,969
Operating income (loss)	$208	$4,643	$(4,193)		$(20,917)
Net loss	$(8,948)	$(4,135)	$(13,446	)(2)	$(23,069	)(3)

(1)	Includes impairment of other intangible assets of $1,100

(2)	Includes impairment of goodwill and other intangible assets of $2,728.

(3)	Includes impairment of goodwill and other intangible assets of $13,566.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.) Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the record period covered by this report, our disclosure controls and procedures are effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting is effective as of the end of our 2010 fiscal year.
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
Directors, Executive Officers and Key Employees
The following table sets forth certain information regarding the current Board of Directors, executive officers and other key employees of our Company:

Name	Age	Position
Richard E. Rivera	64	President, Chief Executive Officer and Chairman
Richard P. Dutkiewicz	55	Executive Vice President and Chief Financial Officer
Carlos Angulo	49	President, Real Mex Foods, Inc.
Roberto (Pepe) Lopez	55	Executive Chef and Senior Vice President, Research and Development
Raymond Garcia	56	Senior Vice President of Operations
Jeff Campbell	66	Director*+
Anthony DiLucente	52	Director*+
Craig S. Miller	61	Director*+
Anthony Polazzi	35	Director*+
R. Lynn Skillen	55	Director*+
Clarence E. Terry	64	Director*+

*	Member of our audit committee.

+	Member of our compensation committee.
Richard E. Rivera has been our President, Chief Executive Officer and Chairman of the Board since April 2009. Mr. Rivera will be retiring effective April 1, 2011. Mr. Rivera is an owner of Rubicon Enterprises LLC, a Sarasota, FL-based restaurant management and investment company with ownership in four T.G.I Friday’s and six Marlow’s Taverns, for which he has served as President and CEO since 2004. From 2002 to 2004, Mr. Rivera was Vice Chairman, President and Chief Operating Officer responsible for the day-to-day operations at Darden Restaurants, Inc., the parent company which operates casual dining concepts including Red Lobster, Olive Garden, Bahama Breeze and Seasons 52. From 1997 to 2002, Mr. Rivera was President of the Red Lobster division at Darden Restaurants, Inc. Prior to his employment with Darden Restaurants, Inc., Mr. Rivera served at various times as an executive officer of the following restaurant concepts: Chart House Enterprises, RARE Hospitality International (which operates Long Horn Steakhouse and The Capital Grille among other restaurant concepts), Applebee’s, TGI Friday’s, Del Taco, El Chico, and Steak & Ale Restaurants of America. Mr. Rivera is also active on behalf of the restaurant industry having served as Chairman of the National Restaurant Association in 2007-2008 and as a board member since 1993. Mr. Rivera has served as a director of Winn-Dixie Stores, Inc. since 2006. Mr. Rivera was selected to serve as a member of our Board of Directors as a result of his role as our President and Chief Executive Officer, for his ability to provide key information about the Company during Board meetings.
Richard P. Dutkiewicz has been our Executive Vice President and Chief Financial Officer since April 2010. From 2003 to 2010, Mr. Dutkiewicz, served as Chief Financial Officer of Einstein Noah Restaurant Group (“ENRG”), the largest operator of bagel bakeries in the U.S. Prior to ENRG, Mr. Dutkiewicz had been recruited to take over the CFO role with a troubled publicly traded electronics manufacture, Vari-L Company, where he overhauled the finance department, including personnel and systems, leading the way to a successful sale and transition to Sirenza Microdevices in 2003. In the six years preceding Vari-L, Mr. Dutkiewicz was CFO for Coleman Natural Products, a leading supplier of natural beef in the U.S.. Mr. Dutkiewicz is a graduate of Loyola University where he earned a B.B.A. in Accounting and worked in public accounting as an audit manager with KPMG until 1984. He has more than 30 years of experience spanning both public and privately held organizations for a variety of restaurant, technology, and manufacturing organizations.
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

Raymond Garcia has been our Senior Vice President of Operations since July 2010. Prior to that time, Mr. Garcia served as the Senior Vice President of Operations for El Torito and Acapulco since June 2005. Previously, Mr. Garcia served from 1991 in a variety of positions at Acapulco rising from Assistant Manager to Vice President of Operations. Before joining Acapulco, Mr. Garcia held positions of General Manager and Regional Manager at El Torito.
Jeff Campbell became a Director of the Company in July 2009. Mr. Campbell is currently the Brinker Executive in Residence at San Diego State’s School of Hospitality and Tourism. He is also Chairman of “The Chairmen’s Roundtable”, a San Diego based organization composed of former CEO’s and entrepreneurs. Mr. Campbell is the former CEO of Burger King and ex-Chairman of the Pillsbury Restaurant Group. He also served as Senior Vice President for Brand Development for Pepsi-Cola as well as CEO of the Johnny Rockets and Catalina Restaurant Groups. Mr. Campbell was selected to serve as a member of our Board of Directors because of his extensive background in restaurant and related industries, as noted above.
Anthony DiLucente was appointed as a Director of the Company in October 2010. Mr. DiLucente has served as Group CFO of Sun Capital Partners, a private investment firm, since April 2010. Mr. DiLucente was selected to serve as a member of our Board of Directors by Sun Capital Partners, in accordance with Sun Capital Partners’ rights as a shareholder.
Craig S. Miller became a Director of the Company in July 2009. Mr. Miller is a principal in Miller Partners Restaurant Solutions (MPRS). MPRS, thru an affiliate, owns and operates Miller’s Field, a sports restaurant located in San Diego, California. Mr. Miller served as President, CEO and Chairman of Ruth’s Hospitality Group from 2004 to 2008. He also served as President and CEO of Furr’s Hospitality from 2001 to 2002 and as President, Director and CEO of Uno Restaurants from 1983 to 2001. Mr. Miller serves as a director of the National Restaurant Association and served as its Chairman from 2005 to 2006. Mr. Miller served as a director of Tim Hortons Inc. from 2007 to 2010. Mr. Miller was selected to serve as a member of our Board of Directors because of his extensive background in the restaurant industry.
Anthony Polazzi was reappointed as a Director of the Company in October 2009. Mr. Polazzi previously served as a Director of the Company from November 2008 until July 2009. Mr. Polazzi has served as a principal of Sun Capital Partners, a private investment firm, since October 2003. Mr. Polazzi was selected to serve as a member of our Board of Directors by Sun Capital Partners, in accordance with Sun Capital Partners’ rights as a shareholder.
R. Lynn Skillen was appointed as a Director of the Company in June 2010. Mr. Skillen serves as Managing Director of Sun Capital Partners, a private investment firm, and has 30 years experience in finance and operations. Mr. Skillen was selected to serve as a member of our Board of Directors by Sun Capital Partners, in accordance with Sun Capital Partners’ rights as a shareholder.
Clarence E. Terry was reappointed as a Director of the Company in April 2010. Mr. Terry previously served as a Director of the Company from August 2006 until November 2008. Mr. Terry serves as Senior Managing Director of Sun Capital Partners, a private investment firm, and he has more than 30 years of operating experience. Mr. Terry was selected to serve as a member of our Board of Directors by Sun Capital Partners, in accordance with Sun Capital Partners’ rights as a shareholder.
Audit Committee Financial Expert
The non-employee directors currently act as the Company’s Audit Committee. The Board of Directors has determined Craig S. Miller qualifies as an “Audit Committee Financial Expert” as this term has been defined under the rules and restrictions of the SEC and has designated him as such.
Code of Ethics
On February 7, 2007, the Company adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and all persons performing similar functions.

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
Annual Bonus Plan
We maintain an annual bonus plan that provides for annual incentive awards to be made to our senior management (including the Named Executive Officers) upon our Company’s attainment of certain financial targets. During fiscal 2009, awards were be based upon the attainment of pre-set annual EBITDA and cash-flow targets (as defined in the annual bonus plan). During fiscal 2010, the plan was amended to provide that awards would be based upon the attainment of pre-set annual Consolidated Cash Flow and pre-set Free Cash Flow targets (as defined in the annual bonus plan), at which point the EBITDA target was removed. The annual bonus plan is designed to reward our executives for achievement of annual financial performance of the Company. The amount of the annual award to each executive is based upon a percentage of the executive’s base salary. Awards are normally paid in cash in a lump sum following the completion of our Company’s audit for each plan year. To be eligible for a full share of the bonus, executives must be employed on the first day of the fiscal year, provided that under the plan we may adjust awards based on individual performance factors or special circumstances affecting our Company.
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

Employment Agreements
Richard E. Rivera
We entered into an executive employment agreement with Richard E. Rivera, our Chief Executive Officer, President and Chairman, effective April 6, 2009. Under the terms of the employment agreement, Mr. Rivera is entitled to a base salary of $500,000 per annum, or such greater amount as the Board of Directors shall determine, and customary executive benefits. Contingent upon our meeting certain financial goals set annually in accordance with our bonus plan, Mr. Rivera is eligible to receive a bonus of up to 150% of his base salary.
Unless sooner terminated in accordance with its terms, the employment agreement with Mr. Rivera expires on April 6, 2011, subject to automatic 1 year renewals unless either party provides notice of its intent not to renew 90 days prior to the renewal date. Mr. Rivera provided such notice during 2010 upon announcement of his retirement at the end of his current contract.
Richard P. Dutkiewicz
In connection with Mr. Dutkiewicz’s employment as Executive Vice President and CFO, Mr. Dutkiewicz signed an offer letter with the Company dated March 17, 2010. The offer letter provides for an initial annual base salary of $325,000. Mr. Dutkiewicz participates in the Company’s bonus program that entitles him to an annual performance bonus up to 50% of his base salary. Mr. Dutkiewicz received a signing bonus of $50,000 and received reimbursements for his relocation of $75,000. In addition, Mr. Dutkiewicz will receive an option grant with a targeted payout of $1,500,000. In the event Mr. Dutkiewicz is terminated without cause, he will be entitled to receive twelve months of his base salary and payment of premiums for COBRA coverage for a twelve-month period.
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
In connection with Mr. Tanner’s departure from the Company and in addition to the payments provided by the employment agreement, the Company entered into a Separation Agreement and General Release with Mr. Tanner dated December 17, 2009 with an employment termination date of February 12, 2010, pursuant to which the Company agreed (i) to pay Mr. Tanner his annual salary of $296,587 for one year following his termination date in installments to be paid on the dates that he normally received his salary and (ii) to pay the cost of Mr. Tanner’s health insurance premiums for one year if he elects to continue his health insurance through COBRA.
Compensation Policies and Practices As They Relate to the Company’s Risk Management
The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
All compensation decisions are approved by the Compensation Committee, which is made up of the non-employee directors on an ad hoc basis. None of the Company’s executive officers currently serve, or in the past have served, as a director or member of any compensation committee of another entity that has one or more executive officers serving on the Company’s Board of Directors.

Compensation Committee Report
The non-employee directors of the Board discussed the Compensation Discussion and Analysis with management, and recommended its inclusion in the Company’s Form 10-K. The non-employee directors at the time the Company’s 10-K for the fiscal year ended December 26, 2010 was filed were:
Jeff Campbell
Anthony DiLucente
Craig S. Miller
Anthony Polazzi
R. Lynn Skillen
Clarence E. Terry
Summary Compensation Table
The following table sets forth certain information with respect to annual and long-term compensation for services in all capacities for fiscal years 2010, 2009 and 2008 paid to our Named Executive Officers:

							Change in
							Pension Value
						Non-	and
						Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation(1)	Earnings(2)	Compensation(3)		Total
		($)	($)	(#)	(#)	($)	(#)	($)		($)
Richard E. Rivera	2010	458,173	—	—	—	—	—	103,992	(4)	562,165
CEO, President and Chairman (5)	2009	349,039	50,000	—	—	—	—	38,242	(4)	437,281
Richard P. Dutkiewicz CFO (6)	2010	231,250	50,000	—	—	—	—	64,723	(4)	345,973
Steven Tanner	2010	376,903	—	—	—	—	—	8,505		385,409
Former CFO (7)	2009	307,995	103,649	—	—	—	—	28,479		440,122
	2008	296,587	—	—	—	—	—	26,111		322,698
Carlos Angulo	2010	271,700	—	—	—	—	—	17,739		289,439
President, Real Mex Foods, Inc.	2009	284,450	—	—	—	—	—	18,013		302,463
	2008	260,000	—	—	—	—	—	21,229		281,229
Roberto (Pepe) Lopez	2010	208,083	—	—	—	—	—	6,400		214,483
Executive Chef and	2009	211,544	—	—	—	—	—	6,376		217,920
Senior Vice President, R&D	2008	210,330	—	—	—	—	—	10,540		220,870
Raymond Garcia	2010	200,885	—	—	—	—	—	5,298		206,183
Senior Vice President, Operations	2009	206,183	—	—	—	—	—	5,807		211,990
	2008	205,000	—	—	—	—	—	5,284		210,284

(1)	The Company does not have a Non-Equity Incentive Plan.

(2)	The Company does not have a pension plan and does not pay above market or preferential earnings on deferred compensation plans.

(3)	All Other Compensation includes medical and dental reimbursements, automobile expenses, employer matching contribution of a nonqualified deferred compensation plan, and relocation reimbursements.

(4)	Amounts for Mr. Rivera and Mr. Dutkiewicz include reimbursements related to their relocation in accordance with their employment agreements.

(5)	Mr. Rivera joined the Company as an executive officer in April 2009.

(6)	Mr. Dutkiewicz joined the Company as an executive officer in April 2010.

(7)	Mr. Tanner departed from his position as an executive officer of the Company on February 12, 2010.
Option Grants in Fiscal Year Ended December 26, 2010
None.

Outstanding Equity Awards at Year End
The following table provides information regarding outstanding stock options held by our Named Executive Officers at December 26, 2010.

	Option/Warrant Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards					Unearned	Unearned
	Number of	Number of	Number of			Number of	Market	Shares	Shares
	Securities	Securities	Securities			Shares or	Value of	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Shares or	Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Unit That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested	Vested (#)	Vested
Richard E. Rivera	—	—	—	—	—	—	—	—	—
Richard P. Dutkiewicz	—	—	—	—	—	—	—	—	—
Steven Tanner	—	—	—	—	—	—	—	—	—
Carlos Angulo	88	22	—	$8,150	8/16/2016	—	—	—	—
Roberto (Pepe) Lopez	16	4	—	$8,150	8/16/2016	—	—	—	—
Raymond Garcia	22	6	—	$8,150	8/16/2016	—	—	—	—
Options Exercised and Stock Vested
None of the Named Executive Officers exercised any stock options during the fiscal year ended December 26, 2010.
Pension Benefits
None.
Nonqualified Deferred Compensation
The following table sets forth certain information with respect to our nonqualified deferred compensation plan for fiscal year 2010 for our Named Executive Officers:

				Aggregate	Aggregate
	Executive	Company	Aggregate	Withdrawals/	Balance at
	Contributions	Contributions	Earnings	Distributions	December 27,
Name	during 2010	during 2010	during 2010	during 2010	2010
Richard E. Rivera	$—	$—	$—	$—	$—
Richard P. Dutkiewicz	—	—	—	—	—
Steven Tanner	—	—	1,294	39,591	—
Carlos Angulo	—	—	—	—	—
Roberto (Pepe) Lopez	—	—	—	—	—
Raymond Garcia	—	—	—	—	—
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
Equity Compensation Plan Information
As of December 26, 2010, our parent’s common stock authorized for issuance under its Non-Qualified Stock Option Plan included 1,000 shares of non-voting common stock, of which 194 options to purchase such shares are outstanding, with a weighted average exercise price of $8,150 per share.

Equity Compensation Plan Information
Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	194	$8,150	806
Equity compensation plans not approved by security holders	—	—	—

Total	194	$8,150	806

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of outstanding common stock and preferred stock of Real Mex Restaurants, Inc. as of February 20, 2011:
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

Number and Percent of Shares of
Stock of
Real Mex Restaurants, Inc.

Common Stock
	Shares	Percentage
Greater than 5% Stockholder
RM Restaurant Holding Corp.(1)	1,000	100.00
Named Executive Officers and Directors
Richard E. Rivera	—	—
Richard P. Dutkiewicz	—	—
Steven Tanner	—	—
Carlos Angulo	—	—
Roberto (Pepe) Lopez	—	—
Raymond Garcia	—	—
Jeff Campbell	—	—
Anthony DiLucente	—	—
Craig S. Miller	—	—
Anthony Polazzi	—	—
R. Lynn Skillen	—	—
Clarence E. Terry	—	—
All executive officers and directors as a group (12 persons)	—	—

(1)	RM Restaurant Holding Corp. is located at 5660 Katella Avenue, Cypress, California 90630.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease in 2010 were $0.3 million, of which less than $0.1 million is attributable to the indirect interest of funds managed by Farallon in the shopping center.
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
Principal Accounting Fees and Services
The Board of Directors approved the engagement of Grant Thornton LLP (“Grant”) to continue as our independent auditors to conduct the audit of our books and records for the fiscal year ending December 26, 2010, including required quarterly reviews. The following table shows the aggregate fees for professional services rendered during the last two fiscal years:

	Fiscal Year	Fiscal Year
	2010	2009
Audit Fees	$370,000	$679,200
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$370,000	$679,200

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
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor
The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with our Company’s business, people, culture, accounting systems, risk profile and other factors and input from our management. The Audit Committee may delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. Pursuant to this authority, the Audit Committee has previously delegated to its Chair the authority to address any requests for pre-approval of services between Audit Committee meetings provided that the amount of fees for any particular services requested does not exceed $10,000, and required the Chair to report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During fiscal year 2010 all of the services related to the audit or other fees described above were pre- approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) FINANCIAL STATEMENTS
The Consolidated Financial Statements are filed as part of this report under Item 8 Financial Statements and Supplementary Data.
•	Consolidated Balance Sheets — December 26, 2010 and December 27, 2009

•
Consolidated Statements of Operations — Successor Six Months Ended December 26, 2010, Predecessor Six Months Ended June 27, 2010, Predecessor Fiscal Year Ended December 27, 2009, Predecessor Period November 14, 2008 to December 28, 2008 and Predecessor Period December 31, 2007 to November 13, 2008

•
Consolidated Statements of Stockholder’s Equity — Successor Six Months Ended December 26, 2010, Predecessor Six Months Ended June 27, 2010, Predecessor Fiscal Year Ended December 27, 2009, Predecessor Period November 14, 2008 to December 28, 2008 and Predecessor Period December 31, 2007 to November 13, 2008

•
Consolidated Statements of Cash Flows — Successor Six Months Ended December 26, 2010, Predecessor Six Months Ended June 27, 2010, Predecessor Fiscal Year Ended December 27, 2009, Predecessor Period November 14, 2008 to December 28, 2008 and Predecessor Period December 31, 2007 to November 13, 2008

•	Notes to Consolidated Financial Statements — December 26, 2010 and December 27, 2009
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
3.34
Amendment to Articles of Incorporation of ALA Design, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.10 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.35
Bylaws of ALA Design, Inc. (Filed with the Securities and Exchange Commission as Exhibit 3.28 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.36
Amendment to Bylaws of ALA Design, Inc., dated June 7, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.11 to the Company’s Annual Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

3.37
Articles of Incorporation of Acapulco Mark Corp., dated October 3, 1996 (Filed with the Securities and Exchange Commission as Exhibit 3.29 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.38
Bylaws of Acapulco Mark Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.30 to the Company’s Registration Statement on Form S-4 (File No. 333-116310) on June 9, 2004 and incorporated by reference herewith)

3.39
Certificate of Incorporation of CKR Acquisition Corp., dated October 4, 2004 (Filed with the Securities and Exchange Commission as Exhibit 3.31 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.40
Bylaws of CKR Acquisition Corp. (Filed with the Securities and Exchange Commission as Exhibit 3.32 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.41
Articles of Formation of Chevys Restaurants, LLC, dated November 10, 2004 (formerly known as Chevys Acquisition Company LLC) (Filed with the Securities and Exchange Commission as Exhibit 3.33 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.42
Operating Agreement of Chevys Restaurants, LLC, dated November 15, 2004 (formerly known as Chevys Acquisition Company LLC) (Filed with the Securities and Exchange Commission as Exhibit 3.34 to the Company’s Annual Report on Form 10-K (File No. 333-116310) on March 24, 2005 and incorporated by reference herewith)

3.43
Amended and Restated Certificate of Incorporation of RM Restaurant Holding Corp. dated November 13, 2008. (Filed with the Securities and Exchange Commission as Exhibit 3.43 to the Company’s Registration Statement on Form S-4 (File No. 333-161605) on August 28, 2008 and incorporated by reference herewith)

3.44
Amended and Restated Bylaws of RM Restaurant Holding Corp. dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 3.44 to the Company’s Registration Statement on Form S-4 (File No. 333-161605) on August 28, 2008 and incorporated by reference herewith)

3.45
Amendment to Amended and Restated Bylaws of RM Restaurant Holding Corp., dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 3.45 to the Company’s Registration Statement on Form S-4 (File No. 333-161605) on August 28, 2008 and incorporated by reference herewith)

4.1
Indenture, dated as of July 7, 2009, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, National Association., as trustee. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

4.2
First Supplemental Indenture, dated as of June 28, 2010, among Real Mex Restaurants, Inc., the guarantors named therein and Wells Fargo Bank, National Association., as trustee (Filed with the Securities and Exchange Commission as Exhibit 4.1 to the Company’s Report on Form 8-K (File No. 333-116310) on June 28, 2010 and incorporated by reference herewith)

10.1
Executive Employment Agreement, dated February 28, 2008 by and between Real Mex Restaurants, Inc. and Steven Tanner (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on March 5, 2008 and incorporated by reference herewith)

10.2
Agreement and Plan of Merger, dated August 17, 2006 among Real Mex Restaurants, Inc., RM Restaurant Holding Corp. and RM Integrated, Inc (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on August 23, 2006 and incorporated by reference herewith)

EXHIBIT
NO.	DESCRIPTION
10.3
Second Amended and Restated Credit Agreement, dated July 7, 2009, by and among Real Mex Restaurants, Inc., RM Restaurant Holding Corp., the lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent, sole bookrunner and sole lead arranger (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.4
Amended and Restated Credit Agreement, dated January 29, 2007 (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 8-K (File No. 333-116310) on February 2, 2007 and incorporated by reference herewith)

10.5
Amendment No. 1 to Second Amended and Restated Credit Agreement Credit Agreement, dated on or about August 2007 (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 10-Q (File No. 333-116310) on August 12, 2009 and incorporated by reference herewith)

10.6
Amendment No. 2 to Second Amended and Restated Credit Agreement dated April 17, 2008. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K dated April 23, 2008 and incorporated by reference herewith)

10.7
Limited Waiver, Consent and Amendment No. 3 to Second Amended and Restated Credit Agreement dated November 13, 2008 (Filed with the Securities and Exchange Commission as Exhibit 10.2 to the Company’s Report on Form 10-Q (File No. 333-116310) on November 13, 2008 and incorporated by reference herewith)

10.8
Amendment No. 4 to Second Amended and Restated Revolving Credit Agreement, dated July 7, 2009, by and among Real Mex Restaurants, Inc., the borrowers party thereto, the lenders party thereto and General Electric Capital Corporation, as agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.9
Amendment No. 5 to Second Amended and Restated Revolving Credit Agreement, dated April 2, 2010, by and among Real Mex Restaurants, Inc., the borrowers party thereto, the lenders party thereto and General Electric Capital Corporation, as agent and administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on April 8, 2010 and incorporated by reference herewith)

10.10
Executive Employment Agreement, dated May 27, 2009, by and between Real Mex Restaurants, Inc. and Richard E. Rivera (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on June 2, 2009 and incorporated by reference herewith)

10.11
Offer letter dated March 17, 2010 by and between Real Mex Restaurants, Inc. and Richard Dutkiewicz. (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on March 23, 2010 and incorporated by reference herewith)

10.12
Registration Rights Agreement, dated July 7, 2009, by and among Real Mex Restaurants, Inc., the guarantors party thereto and Jefferies & Company, Inc. (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.13
Security Agreement, dated July 7, 2009, by Real Mex Restaurants, Inc. and the other grantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.14
Stock Pledge Agreement, dated July 7, 2009, by Real Mex Restaurants, Inc. and the other grantors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent(Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.15
Membership Interest Pledge Agreement, dated July 7, 2009, by CKR Acquisition Corp. in favor of Wells Fargo Bank, National Association, as collateral agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

10.16
Trademark Collateral Security and Pledge Agreement, dated July 7, 2009, Real Mex Restaurants, Inc. and the other assignors party thereto in favor of Wells Fargo Bank, National Association, as collateral agent (Filed with the Securities and Exchange Commission as Exhibit 4.2 to the Company’s Report on Form 8-K (File No. 333-116310) on July 8, 2009 and incorporated by reference herewith)

EXHIBIT
NO.	DESCRIPTION
10.17
Credit Agreement, dated July 7, 2009, by and among RM Restaurant Holding Corp., the lenders named therein and Wilmington Trust FSB, as administrative agent (Filed with the Securities and Exchange Commission as Exhibit 10.17) to the Company’s Registration Statement on Form S-4 (File No. 333-161605 ) on August 28, 2008 and incorporated by reference herewith)

10.18
Consent and First Amendment to Credit Agreement, dated as of June 28, 2010, among RM Restaurant Holding Corp., a Delaware corporation, the lenders party thereto and Wilmington Trust FSB, as administrative agent for the lenders (Filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Report on Form 8-K (File No. 333-116310) on June 28, 2010 and incorporated by reference herewith)

10.19
2006 Stock Option Plan of RM Restaurant Holding Corp. (Filed with the Securities and Exchange Commission as Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-161605 ) on August 28, 2008 and incorporated by reference herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
14.1
Code of Ethics adopted by the Company on February 7, 2007 (Filed with the Securities and Exchange Commission as Exhibit 14.1 to the Company’s Annual Report on Form 10-K on March 20, 2007 and incorporated by reference herewith)

21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer. (Filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer. (Filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer. (Filed herewith)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL MEX RESTAURANTS, INC.
	By:	/s/ Richard E. Rivera
Richard E. Rivera
Date: March 24, 2011		Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard E. Rivera

Richard E. Rivera	Chief Executive Officer and Chairman (Principal Executive Officer)	March 24, 2011

/s/ Richard P. Dutkiewicz

Richard P. Dutkiewicz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2011

/s/ Jeff Campbell

Jeff Campbell	Director	March 24, 2011

/s/ Anthony DiLucente

Anthony DiLucente	Director	March 24, 2011

/s/ Craig S. Miller

Craig S. Miller	Director	March 24, 2011

/s/ Anthony Polazzi

Anthony Polazzi	Director	March 24, 2011

/s/ R. Lynn Skillen

R. Lynn Skillen	Director	March 24, 2011

/s/ Clarence E. Terry

Clarence E. Terry	Director	March 24, 2011

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith)
21.1	Subsidiaries of the Company and the Additional Registrants. (Filed herewith)
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive Officer. (Filed herewith)
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Financial Officer. (Filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive Officer. (Filed herewith)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Financial Officer. (Filed herewith)