Form 10-Q
period 2011-03-27
Real Mex Restaurants, Inc.
filed 2011-05-06
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 24, 2011, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

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
These forward looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward looking statements. These risks and uncertainties may include these factors and the risks and uncertainties described elsewhere in this report and other filings with the Securities and Exchange Commission, including the Item 1A. “Risk Factors” section of our annual report on Form 10-K for the year ended December 26, 2010. Given these risks and uncertainties, we urge you to read this report completely and with the understanding that actual future results may be materially different from what we plan or expect. All of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by our Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our Company or our business or operations. In addition, these forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward looking statements to reflect events or circumstances occurring after the date of this report.
Unless otherwise provided in this report, references to “we”, “us”, “our” and “Company” refer to Real Mex Restaurants, Inc. and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	March 27,	December 26,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,732	$3,359
Trade receivables, net	9,515	8,295
Other receivables	707	621
Inventories, net	13,181	11,618
Prepaid expenses	2,080	2,877
Current portion of favorable lease asset, net	3,355	3,357
Other current assets	225	248

Total current assets	30,795	30,375

Property and equipment, net	69,082	72,730
Goodwill	113,721	113,721
Trademarks and other intangible assets	42,100	42,100
Deferred charges	4,091	4,710
Favorable lease asset, less current portion, net	10,817	11,655
Other assets	6,036	6,154

Total assets	$276,642	$281,445

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$23,583	$18,745
Accrued self-insurance reserves	10,584	13,212
Accrued compensation and benefits	8,832	12,091
Accrued interest	5,723	10,188
Other accrued liabilities	10,738	10,146
Current portion of long-term debt	4,793	507
Current portion of capital lease obligations	262	269

Total current liabilities	64,515	65,158

Long-term debt, less current portion	161,993	160,693
Capital lease obligations, less current portion	452	514
Deferred tax liabilities	19,522	19,522
Unfavorable lease liability, less current portion, net	5,508	5,870
Other liabilities	3,366	2,211

Total liabilities	255,356	253,968

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at March 27, 2011 and December 26, 2010	—	—
Additional paid-in capital	45,301	45,260
Accumulated deficit	(24,015)	(17,783)

Total stockholder’s equity	21,286	27,477

Total liabilities and stockholder’s equity	$276,642	$281,445

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 27,	March 28,
	2011	2010
Revenues:
Restaurant revenues	$106,114	$110,135
Manufacturing and distribution revenues	9,384	9,447
Franchise and other revenues	735	837

Total revenues	116,233	120,419
Costs and expenses:
Restaurant costs
Cost of sales	25,897	26,743
Labor	37,922	40,724
Direct operating and occupancy expense	31,170	32,172

Total restaurant costs	94,989	99,639
Manufacturing and distribution costs	8,337	6,836
General and administrative expense	6,504	5,593
Depreciation and amortization	5,521	6,314

Total costs and expenses	115,351	118,382

Operating income	882	2,037
Other income (expense):
Interest expense	(7,019)	(7,663)
Other income (expense), net	(51)	115

Total other expense, net	(7,070)	(7,548)

Loss before income tax provision	(6,188)	(5,511)
Income tax provision (benefit)	44	(12)

Net loss	$(6,232)	$(5,499)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 27,	March 28,
	2011	2010
Operating activities
Net loss	$(6,232)	$(5,499)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,044	5,435
Amortization of:
Favorable lease asset and unfavorable lease liability, net	477	879
Debt discount	32	929
Deferred financing costs	619	616
Loss on disposal of property and equipment	8	10
Stock-based compensation expense	41	9
Changes in operating assets and liabilities:
Trade and other receivables	(1,306)	(463)
Inventories	(1,563)	303
Prepaid expenses and other current assets	820	(2,903)
Other assets	118	58
Accounts payable and accrued liabilities	(3,551)	1,770
Other liabilities	1,156	898

Net cash (used in) provided by operating activities	(4,337)	2,042

Investing activities
Purchases of property and equipment	(1,485)	(1,982)
Net proceeds from disposal of property and equipment	—	2

Net cash used in investing activities	(1,485)	(1,980)

Financing activities
Net borrowings under revolving credit facility	4,600	—
Payments on long-term debt agreements and capital lease obligations	(405)	(487)
Payments of financing costs	—	(22)

Net cash provided by (used in) financing activities	4,195	(509)

Net decrease in cash and cash equivalents	(1,627)	(447)

Cash and cash equivalents at beginning of period	3,359	3,317

Cash and cash equivalents at end of period	$1,732	$2,870

Supplemental disclosure of cash flow information
Interest paid	$9,542	$9,219

Income taxes paid (refunded)	$44	$(12)

Supplemental disclosure of noncash investing and financing activities
In-kind interest on senior unsecured credit facility added to principal	$1,290	$1,095

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Notes to Consolidated Financial Statements (unaudited)
March 27, 2011
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”). The Company operated 178 restaurants as of March 27, 2011, of which 149 were located in California and the remainder were located in 11 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. In addition, the Company franchised or licensed 32 restaurants in 11 states and two foreign countries as of March 27, 2011. The Company’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also provides distribution services and manufactures specialty products for sale to outside customers. The Company is a wholly-owned subsidiary of RM Restaurant Holding Corp. (“Holdco”). The Company’s financial statements include stock options granted by Holdco for which the compensation expense has been pushed down to the Company. Holdco debt is not included in the Company’s financial statements.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2011 is December 25, 2011 and in 2010 was December 26, 2010. Prior to June 28, 2010, the Company is referred to as the “Predecessor” and after June 27, 2010 is referred to as the “Successor”. The accompanying consolidated balance sheets present the Company’s financial position as of March 27, 2011 and December 26, 2010. The accompanying consolidated statements of operations and cash flows present the Successor three months ended March 27, 2011 and the Predecessor three months ended March 28, 2010. See further description of the successor and predecessor periods in Note 3.
The accompanying unaudited consolidated financial statements include the accounts of Real Mex Restaurants, Inc. and its wholly-owned subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Certain information and footnote disclosures normally included in consolidated financial statements in accordance with accounting principles generally accepted in the United States have been omitted pursuant to requirements of the Securities and Exchange Commission (“SEC”). A description of accounting policies and other financial information is included in the Company’s audited consolidated financial statements as filed with the SEC in its annual report on Form 10-K for the year ended December 26, 2010. The Company believes that the disclosures included in its accompanying interim consolidated financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with its consolidated financial statements and notes thereto included in its annual report on Form 10-K. The accompanying consolidated balance sheet as of December 26, 2010 has been derived from its audited financial statements.
Certain prior year amounts have been reclassified to conform to the current year presentation.
2. Liquidity
The Company’s financial statements as of March 27, 2011 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s principal liquidity requirements are to service debt and meet capital expenditure and working capital needs.
The Company’s ability to make principal and interest payments, fund planned capital expenditures and meet financial covenants will depend on the ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the Company. Although the Company had negative working capital as of March 27, 2011 (as has been the case for previous periods reported on), based on the current level of operations and the Company’s business plan, management believes the cash flow generated from operations, available cash and available borrowings under the Senior Secured Revolving Credit Facilities will be adequate to meet liquidity needs for the near future.

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
Based upon management’s projections, there is a possibility that certain financial covenants related to the Notes and Senior Secured Revolving Credit Facilities will not be met as of June 26, 2011. Management is in negotiations with the lenders to amend these covenants. As noted above, if negotiations are not successful, certain long-term debt balances may become current and subject to the remedies set forth above. (See definitions of certain capitalized terms in Note 6.)
3. Share Purchase — Successor
Effective June 28, 2010, immediately after a supplemental indenture was entered into (see Note 6), Sun Cantinas, LLC (“Sun Cantinas”), an affiliate of Sun Capital Partners (“Sun Capital”) that is an equityholder of Holdco, consummated the acquisition of 43,338 shares of common stock of Holdco (the “Share Purchase”) from Cocina Funding Corp., L.L.C. (“Cocina”), an existing equityholder of Holdco that is managed by Farallon Capital Management, LLC (“Farallon”). As a result, Sun Cantinas and SCSF Cantinas, LLC, another affiliate of Sun Capital, together own approximately 70% of the outstanding common stock of Holdco. Together they are entitled, under the cumulative voting provisions of Holdco’s Certificate of Incorporation, to elect not fewer than five members of the seven-member board of directors of Holdco and the Company, giving them the ability indirectly to control the Company through such shareholdings and board memberships. Following the Share Purchase, Cocina holds approximately 13% of the outstanding common stock of Holdco, and no longer has a representative on the board of directors of either Holdco or the Company.
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

As a result of the Share Purchase, prior to June 28, 2010, the Company is referred to as the “Predecessor” and after June 27, 2010 is referred to as the “Successor”.

4. Intangible Assets
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Share Purchase:

	March 27,	December 26,
	2011	2010
Trademarks	$37,000	$37,000
Franchise agreements	5,100	5,100

	$42,100	$42,100

5. Self Insurance
The Company is self-insured for most workers’ compensation and general liability losses (collectively “casualty losses”). The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The recorded liability associated with these programs is based on an actuarial estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The actual ultimate liability for these claims may increase or decrease based on a number of assumptions and factors, such as historical and future trends, economic conditions, safety programs and back to work programs. The estimated liability is not discounted. If actual claims trends, including the severity or frequency of claims, differ from estimates, the financial results could be significantly impacted. During the first quarter of 2011, we engaged a new insurance broker with new actuarial specialists. Based upon the actuarial calculation and improvements in our risk management procedures and loss trends, management determined that an immediate reduction in the reserve in excess of $1,500 was appropriate, with an ending balance in the accrued self-insurance reserve of $10,584 at March 27, 2011. The portion of the adjustment related to workers’ compensation was recorded in labor and the portion related to general liability was recorded in direct operating and occupancy expense in the consolidated statements of operations,
6. Long-Term Debt
Long-term debt consists of the following:

	March 27,	December 26,
	2011	2010
Senior Secured Notes due 2013	$130,000	$130,000
Senior Secured Notes unamortized debt discount	(228)	(260)
Senior Secured Revolving Credit Facility	4,600	—
Senior Unsecured Credit Facility — Related Party	31,890	30,599
Mortgage	419	440
Other	105	421

	166,786	161,200
Less current portion	(4,793)	(507)

	$161,993	$160,693

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

Prior to July 1, 2011, the Company may redeem up to 35% of the original aggregate principal amount of the Notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of our equity interests. Prior to July 1, 2012, the Company may also redeem some or all of the Notes at a premium ranging from 1-2% of the aggregate principal amount of the notes redeemed. On or after July 1, 2012, the Company may redeem some or all of the Notes at 100% of the Notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, the Company must, subject to certain exceptions, offer to repay the Notes with 75% of the Excess Cash Flow (as defined in the Indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Company’s Second Amended and Restated Credit Facility, as amended, governing the Company’s Senior Secured Revolving Credit Facilities, the Company will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will be released to the Company only to repay borrowings under the Senior Secured Revolving Credit Facilities or to make an excess cash flow offer. No Excess Cash Flow Offer was required for 2010.
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
The Notes and the Guarantees are secured by a second-priority security interest in substantially all of the assets of the Company and the Guarantors, including the pledge of 100% of all outstanding equity interests of each of the Company’s domestic subsidiaries. On the Closing Date, the Company and the Guarantors entered into a registration rights agreement, pursuant to which the Company and the Guarantors agreed for the benefit of the holders of the Notes to file with the SEC and cause to become effective a registration statement with respect to a registered offer to exchange the Notes for an issue of the Company’s senior secured notes with terms identical to the Notes in all material respects. The registration statement was declared effective on October 8, 2009. A shelf registration statement covering resales of the Notes was declared effective by the SEC on December 1, 2009.
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
Obligations under the Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. As of March 27, 2011, the Company had $8,393 available under the Senior Secured Letter of Credit Facility and $10,400 available under the Senior Secured Revolving Credit Facility that may also be utilized for the letters of credit.

On April 2, 2010, the Company entered into an amendment to the Second Amended and Restated Revolving Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to the Notes as a result of such transfer.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At March 27, 2011, the Company was in compliance with all specified financial and other covenants under the Second Amended and Restated Revolving Credit Agreement, as amended.
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
The Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, require the Company to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the Senior Secured Revolving Credit Facilities). At March 27, 2011, the Company was in compliance with all specified financial and other covenants under the Senior Unsecured Credit Facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, the Company assumed an $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 27, 2011, the principal amount outstanding on the mortgage was $419.
Interest rates for the Company’s long-term debt are shown in the following table:

	March 27,	December 26,
	2011	2010
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	9.25%
Senior Unsecured Credit Facility — Related Party	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.19 to 3.20%	3.20 to 4.70%
7. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At March 27, 2011 and December 26, 2010, there were 1,000 shares of common stock authorized, issued and outstanding.

Stock Option Plans
In December 2006, the Board of Directors of Holdco (the “Board”), adopted a Non-Qualified Stock Option Plan (the “2006 Plan”). The 2006 Plan, as amended, reserves 1,000 shares of Holdco’s non-voting common stock for issuance upon exercise of stock options granted under the 2006 Plan. Options vest 20% per year according to the schedule specified in each option agreement. Accelerated vesting of all outstanding options is triggered upon a change of control of Holdco. The options have a life of 10 years, and can only be exercised upon the earliest of the following dates: (i) the 10 year anniversary of the effective date; (ii) the date of a change in control, as defined in the 2006 Plan; or (iii) date of employment termination, subject to certain exclusions.
When stock-based compensation is awarded, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the consolidated statement of operations over the period during which an employee is required to provide service in exchange for the award — the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee stock options is estimated using the Black-Scholes option pricing model. The Company utilizes comparable companies to estimate its price volatility and the simplified method to calculate option expected time to exercise. No options were granted during the three months ended March 27, 2010.
The following table summarizes the stock option activity as of and for the three months ended March 27, 2011:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 26, 2010	194	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—

Outstanding at March 27, 2011	194	$8,150

Vested and expected to vest at March 27, 2011	193	$8,150
Exercisable at March 27, 2011	152	$8,150
The Company recorded $41 and $9 of stock-based compensation expense during the Successor three months ended March 27, 2011 and the Predecessor three ended March 28, 2010, respectively. Stock-based compensation is included in general and administrative expense on the consolidated statements of operations. As of March 27, 2011, $68 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 0.5 years. At March 27, 2011, the aggregate intrinsic value of exercisable options was $0.
8. Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2013 at March 27, 2011, based on quoted market prices, was $134,068. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.
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

As of March 27, 2011, the Company had no assets or liabilities that were measured at fair value on a recurring or non-recurring basis. In conjunction with the Share Purchase, the Company completed a valuation and recorded adjustments to fair value for the following assets and liabilities by level at June 28, 2010:

	Level 1	Level 2	Level 3
Assets:
Property and equipment	$—	$78,990	$—
Liquor licenses	—	5,082	—
Goodwill	—	—	113,989
Trademarks and other intangible assets	—	—	43,200
Favorable lease asset	—	—	16,456
Liabilities:
Senior secured notes due 2013	129,675	—	—
Unfavorable lease liability	—	—	8,041
10. Related Party Transactions
As discussed in Note 6, the Senior Unsecured Credit Facility is held by related parties to the Company.
Certain funds managed by Farallon are indirect stockholders of Holdco. Certain funds managed by Farallon hold an indirect interest in a shopping center from which the Company leases property for the operation of an Acapulco restaurant. Total payments in connection with the lease during the Successor three months ended March 27, 2011 and the Predecessor three months ended March 28, 2010, were $69 and $82, respectively, of which up to approximately $17 and $31 are attributable to the Farallon funds’ indirect interest in the shopping center, respectively. Additionally, certain funds managed by Farallon hold approximately $13,000 aggregate principal amounts of the Notes.
The Company periodically makes payments to (subject to restricted payment covenants under the Indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at March 27, 2011 or December 26, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of March 27, 2011, we operated 178 restaurants, 149 of which are located in California, with additional restaurants in Arizona, Florida, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. In addition, we franchised or licensed 32 restaurants in 11 states and two foreign countries as of March 27, 2011. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods.
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
As a result of restrictions in our notes and the downturn in the economy, no new restaurants were opened during fiscal year 2010. We are in the early stages of relocating two restaurants, but do not have a definite date at this time.
Our fiscal year consists of 52 or 53 weeks ending on the last Sunday in December each year. The three months ended March 27, 2011 and March 28, 2010 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of March 27, 2011, we had 178 restaurants that met this criterion.
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
Labor costs are semi-variable and include direct hourly and management wages, operations management bonus, vacation pay, payroll taxes, workers’ compensation insurance and health insurance.
Direct operating and occupancy expense consists primarily of fixed costs and includes operating supplies, repairs and maintenance, advertising expenses, utilities, and other restaurant related operating expenses. This expense also includes all occupancy costs such as fixed rent, percentage rent, common area maintenance charges, real estate taxes and other related occupancy costs.
Manufacturing and distribution costs include cost of sales, labor and direct operating and occupancy expenses related to sales by Real Mex Foods to outside customers.
General and administrative expense includes all corporate and administrative functions that support our operations. Expenses within this category include executive management, supervisory and staff salaries, bonus and related employee benefits, travel and relocation costs, information systems, training, corporate rent and professional and other consulting fees.
Depreciation and amortization principally includes depreciation of capital expenditures for restaurants and Real Mex Foods and also includes amortization of favorable lease asset and unfavorable lease liability. Amortization of favorable lease asset and unfavorable lease liability represents the amortization of the asset in excess of the approximate fair market value and the liability in excess of the approximate fair market value of the leases assumed, which is revalued in purchase price accounting. The amounts are being amortized over the remaining primary terms of the underlying leases.

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
For further information regarding the critical accounting policies that affect our more significant judgments and estimates used in preparing our consolidated financial statements, see Note 3 of the Consolidated Financial Statements in our report on Form 10-K filed for the fiscal year ended December 26, 2010.
Results of Operations
As a result of the Share Purchase, periods prior to June 28, 2010 are referred to as “Predecessor” and periods after June 27, 2010 are referred to as “Successor”. The discussion of and the results of operations are based on the Successor three months ended March 27, 2011 and the Predecessor three months ended March 28, 2010.
Our operating results for the Successor three months ended March 27, 2011 and the Predecessor three months ended March 28, 2010 are expressed as a percentage of total revenues below:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 27,	March 28,
	2011	2010
Total revenues	100.0%	100.0%
Restaurant costs:
Cost of sales	22.3	22.2
Labor	32.6	33.8
Direct operating and occupancy expense	26.8	26.7
Total restaurant costs	81.7	82.7
Manufacturing and distribution costs	7.2	5.7
General and administrative expense	5.6	4.6
Depreciation and amortization	4.7	5.2
Operating income	0.8	1.7
Interest expense	6.0	6.4
Loss before income tax provision	(5.3)	(4.6)
Net loss	(5.4)	(4.6)
Our restaurant and manufacturing and distribution operating results for the Successor three months ended March 27, 2011 and the Predecessor three months ended March 28, 2010 are expressed as a percentage of their respective revenues below:

	Successor	Predecessor
	Three months	Three months
	ended	ended
	March 27,	March 28,
	2011	2010
Restaurant revenues	100.0%	100.0%
Restaurant costs:
Cost of sales	24.2	24.1
Labor	35.5	36.7
Direct operating and occupancy expense	29.2	29.0
Total restaurant costs	88.9	89.8

Manufacturing and distribution revenues	100.0	100.0
Manufacturing and distribution costs	88.8	72.4

Three months ended March 27, 2011 compared to the three months ended March 28, 2010
Total Revenues. Total revenues decreased by $4.2 million, or 3.5%, to $116.2 million in the Successor first quarter of 2011 from $120.4 million in the Predecessor first quarter of 2010 due to a $4.0 million decrease in restaurant revenues, a $0.1 million decrease in manufacturing and distribution revenues and a $0.1 million decrease in franchise and other revenues. The decrease in restaurant revenues was primarily due to comparable store sales decreases of 1.6% in the Successor first quarter of 2011 as compared with the Predecessor first quarter of 2010. This decline is primarily attributable to a 3.8% reduction in check count, partially offset by a 2.3% increase in average check.
Restaurant Cost of Sales. Total restaurant cost of sales of $25.9 million in the Successor first quarter of 2011 decreased $0.8 million, or 3.2%, as compared to the Predecessor first quarter of 2010, primarily due to the decrease in restaurant revenue. As a percentage of restaurant revenues, restaurant cost of sales increased to 24.2% in the Successor first quarter of 2011 from 24.1% in the Predecessor first quarter of 2010.
Restaurant Labor. Restaurant labor costs of $37.9 million in the Successor first quarter of 2011 decreased by $2.8 million, or 6.9%, as compared to the Predecessor first quarter of 2010, primarily due to adjustments in staffing and wages as a result of the decrease in restaurant revenue combined with a non-recurring adjustment to workers’ compensation insurance expense due to a change in the actuarial estimate for self-insurance reserves. As a percentage of restaurant revenues, restaurant labor costs decreased to 35.5% in the Successor first quarter of 2011 from 36.7% in the Predecessor first quarter of 2010. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage and expenses for health insurance.
Restaurant Direct Operating and Occupancy Expense. Restaurant direct operating and occupancy expense of $31.2 million in the Successor first quarter of 2011 decreased $1.0 million, or 3.1%, as compared to the Predecessor first quarter of 2010, primarily due to lower liability and property insurance expense combined with lower advertising expense and utilities expense as a result of management’s focus on decreasing costs to minimize the impact of lower restaurant revenues. As a percentage of restaurant revenues, restaurant direct operating and occupancy expense increased to 29.2% in the Successor first quarter of 2011 from 29.0% in the Predecessor first quarter of 2010. The increase as a percent of restaurant revenues was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed in nature.
Manufacturing and Distribution Costs. Manufacturing and distribution expense of $8.3 million in the Successor first quarter of 2011 increased $1.5 million, or 22.0%, as compared to the Predecessor first quarter of 2010, primarily due to higher produce and groceries expense combined with higher labor and non-recurring consulting expense. As a percentage of manufacturing and distribution revenues, manufacturing and distribution expense increased to 88.8% in the Successor first quarter of 2011 from 72.4% in the Predecessor first quarter of 2010.
General and Administrative Expense. General and administrative expense of $6.5 million in the Successor first quarter of 2011 increased by $0.9 million, or 16.3%, as compared to the Predecessor first quarter of 2010, primarily due to higher labor expense as a result of a reinstatement of wage rates which were reduced in the Predecessor first quarter of 2010, higher legal costs and higher consulting expense. General and administrative expense as a percentage of total revenues increased to 5.6% in the Successor first quarter of 2011 from 4.6% in the Predecessor first quarter of 2010.
Depreciation and amortization. Depreciation and amortization expense of $5.5 million in the Successor first quarter of 2011 decreased $0.8 million, or 12.6%, as compared to the Predecessor first quarter of 2010, primarily due to assets which became fully depreciated during 2010. As a percentage of total revenues, depreciation and amortization decreased to 4.7% in the Successor first quarter of 2011 from 5.2% in the Predecessor first quarter of 2010.
Interest Expense. Interest expense of $7.0 million in the Successor first quarter of 2011 decreased $0.6 million, or 8.4%, as compared to the Predecessor first quarter of 2010. This decrease was primarily due to the share purchase by Sun Capital in June 2010, as a result of which we adjusted our notes to fair value under purchase accounting, resulting in a decrease in the amortization of the debt discount of $0.9 million. This was partially offset by an increase in interest expense on the senior unsecured credit facility of $0.2 million. As a percentage of total revenues, interest expense decreased to 6.0% in the Successor first quarter of 2011 from 6.4% in the Predecessor first quarter of 2010.
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. The provision recorded of less than $0.1 million during the Successor first quarter of 2011 represents various state taxes incurred. The benefit recorded of less than $0.1 million during the Predecessor first quarter of 2010 represents refunds received offset by various state taxes incurred.

Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at March 27, 2011, including obligations under capital leases and unamortized debt discount, was $167.5 million, and we had $10.4 million of revolving credit availability under our $15.0 million senior secured revolving credit facility. As discussed below, in July 2009, we refinanced our notes, amended the credit agreement relating to our senior secured revolving credit facilities and amended and restated the credit agreement relating to our senior unsecured credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our senior secured revolving credit facility will be adequate to meet our liquidity needs for the near future. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
In addition, our debt agreements require compliance with specified financial covenants. These covenants could adversely affect our ability to finance future operations or capital needs and pursue available business opportunities. A breach of any of these covenants could result in a default in respect of the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of other indebtedness could result in a default under the terms of the indenture governing the notes. In such an event, we may be required to refinance all or part of the then-existing debt (including the notes), sell assets or borrow more money. We may not be able to accomplish any of the alternatives on acceptable terms, or at all. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect us.
Based upon management’s projections, there is a possibility that certain financial covenants related to the notes and senior secured revolving credit facilities will not be met as of June 26, 2011. Management is in negotiations with the lenders to amend these covenants. As noted above, if negotiations are not successful, certain long-term debt balances may become current and subject to the remedies set forth above.
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
Operating Activities. We had net cash used in operating activities of $4.3 million for the Successor quarter ended March 27, 2011 compared to net cash provided by operating activities of $2.0 million for the Predecessor quarter ended March 28, 2010. The decrease in cash provided by operating activities of $6.3 million was primarily attributable to the decrease in revenues combined with changes in working capital, primarily due to increases in purchases of inventory related to Real Mex Foods related to some larger buys on protein items in anticipation of price increases.
Investing Activities. We had net cash used in investing activities of $1.5 million for the Successor quarter ended March 27, 2011 compared to $2.0 million for the Predecessor quarter ended March 28, 2010. The decrease in net cash used in investing activities of $0.5 million was primarily the result of a decrease in additions to property and equipment related to routine maintenance of our restaurants.
We expect to make capital expenditures totaling approximately $10.0 million in fiscal year 2011 comprised of approximately $0.8 million for information technology, approximately $0.5 million for Real Mex Foods and approximately $8.7 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers. We are in the early stages of relocating two restaurants, but do not have a definite date at this time.

Financing Activities. We had net cash provided by financing activities of $4.2 million for the Successor quarter ended March 27, 2011 compared to net cash used in financing activities of $0.5 million for the Predecessor quarter ended March 28, 2010. The increase in cash provided by financing activities of $4.7 million was primarily the result of a net draw on our senior secured revolving credit facility during the current quarter of $4.6 million, for which there was no outstanding balance at March 28, 2010.
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
Prior to July 1, 2011, we may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 114% of the principal amount thereof, plus accrued and unpaid interest thereon, with the net proceeds of certain equity financings; provided that (i) at least 65% of the aggregate principal amount of notes remains outstanding immediately after such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such sale of our equity interests. Prior to July 1, 2012, we may also redeem some or all of the notes at a premium ranging from 1-2% of the aggregate principal amount of the notes redeemed. On or after July 1, 2012, we may redeem some or all of the notes at 100% of the notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
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
Obligations under the senior secured revolving credit facilities are guaranteed by all of our subsidiaries, as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The senior secured revolving credit facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of March 27, 2011, we had $8.4 million available under the $25.0 million letter of credit facility and $10.4 million available under the $15.0 million revolving credit facility that may also be utilized for the letters of credit.
The Second Amended and Restated Revolving Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At March 27, 2011, we were in compliance with all specified financial and other covenants under the Second Amended and Restated Credit Agreement, as amended.
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
The senior unsecured credit facility, as amended, contains various affirmative and negative covenants which, among other things, require us to meet certain financial tests (including certain leverage and interest coverage ratios) and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes and the senior secured revolving credit facilities). At March 27, 2011, we were in compliance with all specified financial and other covenants under the senior unsecured credit facility, as amended.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of March 27, 2011, the principal amount outstanding on the mortgage was $0.4 million.

Interest rates for our long-term debt are shown in the following table:

	March 27,	December 26,
	2011	2010
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	9.25%
Senior Unsecured Credit Facility — Related Party	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.19 to 3.20%	3.20 to 4.70%
Capital Leases. We lease certain leasehold improvements and equipment under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.6%. As of March 27, 2011, the principal amount due relating to capital lease obligations was $0.7 million. Principal and interest payments on the capital lease obligations are due monthly and range from $3 to $4 per month. The capital lease obligations mature between 2011 and 2025.
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
We consider the U.S. dollar to be the functional currency for all of our entities. All of our net sales and our expenses in 2011 and 2010 were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially affect our financial results in those periods.
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of April 24, 2011, we had borrowings of $5.4 million outstanding under our senior secured revolving credit facilities. A hypothetical 10% fluctuation in interest rates as of April 24, 2011 would have a net after tax impact of less than $0.1 million on our earnings in 2011, in addition to its effect on cash flows.
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
Disclosure Controls and Procedures
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.
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

Item 1A.	Risk Factors
There were no material changes from the risk factors disclosed in Item 1A of our report on Form 10-K for the fiscal year ended December 26, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.		Description

31.1	*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Principal Executive and Financial Officer.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Principal Executive and Financial Officer.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.
Dated: May 6, 2011	By:	/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)