Form 10-Q
period 2011-06-26
Real Mex Restaurants, Inc.
filed 2011-08-15
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 24, 2011, the registrant had outstanding 1,000 shares of Common Stock, par value $0.001 per share.

Real Mex Restaurants, Inc.
Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	4

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. (Removed and Reserved)	37

Item 5. Other Information	37

Item 6. Exhibits	38

SIGNATURE	39

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

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
Real Mex Restaurants, Inc.
Consolidated Balance Sheets (unaudited)
(in thousands, except for share data)

	June 26,	December 26,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,311	$3,359
Trade receivables, net	8,671	8,295
Other receivables	577	621
Inventories, net	12,146	11,618
Prepaid expenses	3,430	2,877
Current portion of favorable lease asset, net	3,352	3,357
Other current assets	229	248

Total current assets	30,716	30,375

Property and equipment, net	65,977	72,730
Goodwill	46,000	113,721
Trademarks and other intangible assets	38,500	42,100
Deferred charges	3,472	4,710
Favorable lease asset, less current portion, net	9,982	11,655
Other assets	6,253	6,154

Total assets	$200,900	$281,445

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$15,145	$18,745
Accrued self-insurance reserves	9,962	13,212
Accrued compensation and benefits	12,139	12,091
Accrued interest	10,362	10,188
Other accrued liabilities	9,417	10,146
Current portion of long-term debt	169,234	507
Current portion of capital lease obligations	257	269

Total current liabilities	226,516	65,158

Long-term debt, less current portion	307	160,693
Capital lease obligations, less current portion	385	514
Deferred tax liabilities	19,522	19,522
Unfavorable lease liability, less current portion, net	5,152	5,870
Other liabilities	3,234	2,211

Total liabilities	255,116	253,968

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, $.001 par value, 1,000 shares authorized, issued and outstanding at June 26, 2011 and December 26, 2010	—	—
Additional paid-in capital	45,245	45,260
Accumulated deficit	(99,461)	(17,783)

Total stockholder’s equity (deficit)	(54,216)	27,477

Total liabilities and stockholder’s equity (deficit)	$200,900	$281,445

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Revenues:
Restaurant revenues	$116,451	$119,282	$222,565	$229,417
Manufacturing and distribution revenues	9,864	9,428	19,248	18,875
Franchise and other revenues	865	927	1,600	1,764

Total revenues	127,180	129,637	243,413	250,056
Costs and expenses:
Restaurant costs
Cost of sales	27,981	28,854	53,878	55,597
Labor	41,772	41,429	79,694	82,153
Direct operating and occupancy expense	33,234	32,627	64,404	64,799

Total restaurant costs	102,987	102,910	197,976	202,549
Manufacturing and distribution costs	9,353	7,997	17,690	14,833
General and administrative expense	6,322	5,485	12,826	11,078
Depreciation and amortization	5,516	6,401	11,037	12,715
Impairment of goodwill and intangible assets	71,321	—	71,321	—

Total costs and expenses	195,499	122,793	310,850	241,175

Operating (loss) income	(68,319)	6,844	(67,437)	8,881
Other income (expense):
Interest expense	(7,062)	(7,643)	(14,081)	(15,306)
Other (expense) income, net	(65)	—	(116)	116

Total other expense, net	(7,127)	(7,643)	(14,197)	(15,190)

Loss before income tax (benefit) provision	(75,446)	(799)	(81,634)	(6,309)
Income tax (benefit) provision	—	(29)	44	(41)

Net loss	$(75,446)	$(770)	$(81,678)	$(6,268)

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	Six months	Six months
	ended	ended
	June 26,	June 27,
	2011	2010

Operating activities
Net loss	$(81,678)	$(6,268)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	10,082	10,929
Amortization of:
Favorable lease asset and unfavorable lease liability, net	955	1,786
Debt discount	65	1,857
Deferred financing costs	1,238	1,244
Impairment of goodwill and intangible assets	71,321	—
Loss on disposal of property and equipment	14	13
Stock-based compensation expense	(15)	49
Changes in operating assets and liabilities:
Trade and other receivables	(332)	(154)
Inventories	(528)	(885)
Prepaid expenses and other current assets	(534)	434
Other assets	(100)	66
Accounts payable and accrued liabilities	(4,363)	205
Other liabilities	1,024	814

Net cash (used in) provided by operating activities	(2,851)	10,090

Investing activities
Purchases of property and equipment	(3,727)	(5,078)
Net proceeds from disposal of property and equipment	—	2

Net cash used in investing activities	(3,727)	(5,076)

Financing activities
Net borrowings under revolving credit facility	5,200	—
Borrowing under long-term debt agreements	1,411	1,417
Payments on long-term debt agreements and capital lease obligations	(1,081)	(1,312)
Payments of financing costs	—	(75)

Net cash provided by financing activities	5,530	30

Net (decrease) increase in cash and cash equivalents	(1,048)	5,044

Cash and cash equivalents at beginning of period	3,359	3,317

Cash and cash equivalents at end of period	$2,311	$8,361

Supplemental disclosure of cash flow information
Interest paid	$9,997	$9,564

Income taxes paid (refunded)	$44	$(41)

Supplemental disclosure of noncash investing and financing activities
In-kind interest on senior unsecured credit facility added to principal	$2,605	$2,212

See notes to consolidated financial statements.

Real Mex Restaurants, Inc.
Notes to Consolidated Financial Statements (unaudited)
June 26, 2011
(in thousands, except for share data)
1. Basis of Presentation
Real Mex Restaurants, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is engaged in the business of owning and operating restaurants, primarily through its major subsidiaries El Torito Restaurants, Inc. (“El Torito”), Chevys Restaurants, LLC (“Chevys”) and Acapulco Restaurants, Inc. (“Acapulco”). The Company operated 178 restaurants as of June 26, 2011, of which 149 were located in California and the remainder were located in 11 other states, primarily under the trade names El Torito Restaurant®, Chevys Fresh Mex® and Acapulco Mexican Restaurant Y Cantina®. In addition, the Company franchised or licensed 30 restaurants in 10 states and two foreign countries as of June 26, 2011. The Company’s other major subsidiary, Real Mex Foods, Inc., provides internal production, purchasing and distribution services for the restaurant operations and also provides distribution services and manufactures specialty products for sale to outside customers. The Company is a wholly-owned subsidiary of RM Restaurant Holding Corp. (“Holdco”). The Company’s financial statements include stock options granted by Holdco for which the compensation expense has been pushed down to the Company. Holdco debt is not included in the Company’s financial statements.
The Company’s fiscal year consists of 52 or 53 weeks ending on the last Sunday in December which in 2011 is December 25, 2011 and in 2010 was December 26, 2010. Prior to June 28, 2010, the Company is referred to as the “Predecessor” and after June 27, 2010 is referred to as the “Successor”. The accompanying consolidated balance sheets present the Company’s financial position as of June 26, 2011 and December 26, 2010. The accompanying consolidated statements of operations and cash flows present the Successor six months ended June 26, 2011 and the Predecessor six months ended June 27, 2010. See further description of the Successor and Predecessor periods in Note 3.
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

The Company was in violation of various covenants as of June 26, 2011. On July 27, 2011, the Company entered into a series of Limited Waivers and Amendments with the Company’s various lenders and noteholders that waived a series of defaults on financial covenants. These agreements require the Company to submit a reasonably detailed proposal to restructure the Company’s material debt agreements on or prior to September 15, 2011 and negotiate and execute a binding restructuring term sheet, plan support agreement, lock-up agreement or similar agreement containing the substance of such proposal or another restructuring plan with respect to the Company’s material debt arrangements on or prior to October 31, 2011. The process of providing a reasonably detailed proposal by September 15, 2011 involves the use of several professional firms including financial, real estate and legal advisors. While management believes these various resources and their efforts will provide the Company a viable capital structure by October 31, 2011, there can be no assurance that these efforts will be successful or that all parties will agree with the proposed solutions.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, if the restructuring efforts noted above are not successful, it would raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. In addition, because the waivers noted above do not extend for a full year, and because management projections indicate that the Company will not meet certain covenants absent the completion of such a restructuring, the Company is required to reclassify related long term debt balances as current liabilities in accordance with FASB Accounting Standards Codification 470, “Debt”. As a result, the Notes and Senior Unsecured Credit Facility have been reclassified to current portion of long-term debt in the Consolidated Balance Sheets at June 26, 2011.
See definitions of certain capitalized terms in Note 6.
3. Share Purchase — Successor
Effective June 28, 2010, immediately after a supplemental indenture was entered into (see Note 6), Sun Cantinas, LLC (“Sun Cantinas”), an affiliate of Sun Capital Partners (“Sun Capital”) that is an equityholder of Holdco, consummated the acquisition of 43,338 shares of common stock of Holdco (the “Share Purchase”) from Cocina Funding Corp., L.L.C. (“Cocina”), an existing equityholder of Holdco that is managed by Farallon Capital Management, LLC (“Farallon”). As a result, Sun Cantinas and SCSF Cantinas, LLC, another affiliate of Sun Capital, together own approximately 70% of the outstanding common stock of Holdco. Together they are entitled, under the cumulative voting provisions of Holdco’s Certificate of Incorporation, to elect not fewer than five members of the seven-member board of directors of Holdco and the Company, giving them the ability to indirectly control the Company through such shareholdings and board memberships. Following the Share Purchase, Cocina holds approximately 13% of the outstanding common stock of Holdco, and no longer has a representative on the board of directors of either Holdco or the Company.
The Share Purchase was accounted for by Holdco under the purchase method of accounting and push-down accounting was applied to the Company. The Company completed a valuation to determine the value of the assets acquired and the liabilities assumed based on their estimated fair market values at the date of the Share Purchase. The Company attributed the goodwill associated with the Share Purchase to the historical financial performance and the anticipated future performance of the Company’s operations. Since this was a non-cash transaction for the Company, it has been excluded from the consolidated statement of cash flows.
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
4. Goodwill and Other Intangible Assets
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
Management forecasts for 2011 were revised as a result of current operating results and growth projections. As a result, the Company identified impairment of goodwill of $67,721, impairment of trademarks of $2,000 and impairment of franchise agreements of $1,600. As a result, a non-cash impairment charge of $71,321 was recorded in the Consolidated Statements of Operations for the three months ended June 26, 2011.
Trademarks and other intangibles consist of the following indefinite-lived assets resulting from the Share Purchase:

	June 26,	December 26,
	2011	2010
Trademarks	$35,000	$37,000
Franchise agreements	3,500	5,100

	$38,500	$42,100

5. Self Insurance
The Company is self-insured for most workers’ compensation and general liability losses (collectively “casualty losses”). The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The recorded liability associated with these programs is based on an actuarial estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The actual ultimate liability for these claims may increase or decrease based on a number of assumptions and factors, such as historical and future trends, economic conditions, safety programs and back to work programs. The estimated liability is not discounted. If actual claims trends, including the severity or frequency of claims, differ from estimates, the financial results could be significantly impacted. During the first quarter of 2011, the Company engaged a new insurance broker with new actuarial specialists. Based upon the actuarial calculation and improvements in the Company’s risk management procedures and loss trends, management determined that an immediate reduction in the reserve in excess of $1,500 was appropriate. The portion of the adjustment related to workers’ compensation was recorded in labor and the portion related to general liability was recorded in direct operating and occupancy expense in the consolidated statements of operations. The accrued self-insurance reserve was $9,962 and $13,212 at June 26, 2011 and December 26, 2010 respectively.

6. Long-Term Debt
Long-term debt consists of the following:

	June 26,	December 26,
	2011	2010
Senior Secured Notes due 2013	$130,000	$130,000
Senior Secured Notes unamortized debt discount	(195)	(260)
Senior Secured Revolving Credit Facility	5,200	—
Senior Unsecured Credit Facility	33,205	30,599
Mortgage	398	440
Other	933	421

	169,541	161,200
Less current portion	(169,234)	(507)

	$307	$160,693

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
Effective July 27, 2011, the Company entered into a Second Supplemental Indenture which provides for amendments to the existing Indenture. The Second Supplemental Indenture includes waivers and an amendment relating to a breach of the Consolidated Cash Flow covenant, as defined in the Indenture, for the period ended June 26, 2011, an amendment to provide that through October 31, 2011, the consent of the holders of at least 35% in aggregate principal amount of the then outstanding Notes will be required to declare all of the Notes to be due and payable upon an event of default, an amendment to provide that through October 31, 2011, in order for any noteholder to pursue a remedy with respect to the Indenture or the Notes, holders of at least 35% in aggregate principal amount of the then outstanding Notes will be required to make a written request to the trustee under the Indenture, waivers of certain breaches of the Indenture in connection with the Company’s failure to provide certain notices and timely set a special record date and payment date for the interest payment made on the Notes on July 28, 2011, and waivers of certain breaches and cross-defaults under the Company’s other significant debt agreements.
Prior to July 1, 2012, the Company may redeem some or all of the Notes at a premium ranging from 1-2% of the aggregate principal amount of the Notes redeemed. On or after July 1, 2012, the Company may redeem some or all of the Notes at 100% of the Notes’ principal amount, plus accrued and unpaid interest up to the date of redemption. Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, the Company must, subject to certain exceptions, offer to repay the Notes with 75% of the Excess Cash Flow (as defined in the Indenture) from the period, at 100% of the principal amount, plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the Company’s GECC Credit Agreement, as amended, governing the Company’s Senior Secured Revolving Credit Facilities, the Company will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will be released to the Company only to repay borrowings under the Senior Secured Revolving Credit Facilities or to make an excess cash flow offer. No Excess Cash Flow Offer was required for 2010.
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
Senior Secured Revolving Credit Facilities. The Second Amended and Restated Revolving Credit Agreement with General Electric Capital Corporation, as amended, (the “GECC Credit Agreement”) provides for a $15,000 revolving credit facility and $25,000 letter of credit facility, maturing on July 1, 2012 (collectively, the “Senior Secured Revolving Credit Facilities”). Under the Senior Secured Revolving Credit Facilities, the lenders agreed to make loans and issue letters of credit to and on behalf of the Company and its subsidiaries. Interest on the outstanding borrowings under the Senior Secured Revolving Credit Facilities is based on either prime rate plus Applicable Margin or ninety-day LIBOR plus Applicable Margin, as defined in and subject to certain restrictions in the 2009 amendment, which extended the due date and modified certain covenants and fees on the letters of credit issued thereunder accrue at a rate of 4.5% per annum. Deferred debt fees of $1,562 were recorded in 2009 related to the amendment.
Obligations under the Senior Secured Revolving Credit Facilities are guaranteed by all of the Company’s subsidiaries as well as by Holdco, which wholly owns the Company and has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The Senior Secured Revolving Credit Facilities are secured by, among other things, first priority pledges of all of the equity interests of the Company’s direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of the current and future property and assets of the Company and its direct and indirect subsidiaries, with certain limited exceptions. As of June 26, 2011, the Company had $5,893 available under the letter of credit facility and $9,800 available under the revolving credit facility that may also be utilized for the letters of credit.
On April 2, 2010, the Company entered into an amendment to the GECC Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to the Notes as a result of such transfer.
On July 27, 2011, the Company entered into a Limited Waiver and Amendment No. 6 (“Amendment No. 6”) to the GECC Credit Agreement including waivers of certain breaches of the Leverage Ratio, Adjusted Leverage Ratio, Interest Coverage Ratio and Consolidated Cash Flow financial covenants for the period ended June 26, 2011, as defined in the GECC Credit Agreement, an amendment which provides that no default will be deemed to have occurred prior to November 15, 2011 solely by reason of any breach or violation of the financial covenants in the GECC Credit Agreement for the period ending September 25, 2011, and waivers of certain breaches and cross-defaults under the Company’s other significant debt agreements. In connection with Amendment No. 6, Sun Cantinas Finance, LLC, an entity affiliated with Sun Cantinas by common ownership (“Sun Finance”), purchased a $5,000 participation interest in the $15,000 revolving credit facility under the GECC Credit Agreement. Sun Finance has an option to purchase up to an additional $2,500 participation interest in the revolving credit facility. To the extent Sun Finance exercises its option to purchase such additional participation interest, the maximum amount the Company may borrow under the revolving credit facility will increase, and the maximum amount the Company may borrow under the letter of credit facility will decrease, each by an amount equal to the additional participation by Sun Finance. As a result of the Sun Finance participation in the GECC Credit Agreement, the Senior Secured Revolving Credit Facilities are held by related parties to the Company effective July 27, 2011.
The GECC Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require the Company to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and its subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if the Company is in default on any other credit facilities, default on this facility is automatic. At June 26, 2011, the Company was in compliance with all specified financial and other covenants under the GECC Credit Agreement, as amended.

Senior Unsecured Credit Facility. In connection with the offering of the Notes, the Company entered into a Second Amended and Restated Credit Agreement, by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch (the “Senior Unsecured Credit Facility”), pursuant to which the principal balance of the existing unsecured loan owed by the Company under the existing senior unsecured credit facility, as amended, was reduced from $65,000 to $25,000 through (i) the assumption by Holdco of $25,000 of such unsecured debt and (ii) the exchange by a lender under the existing senior unsecured credit facility, as amended, of $15,000 of such unsecured debt for $4,583 aggregate principal amount of Notes (which were issued for $4,125), resulting in a gain on extinguishment of debt of $10,875. Deferred debt fees of $161 were recorded related to the Senior Unsecure Credit Facility. Interest accrues at an annual rate of 16.5% and is payable quarterly, provided that (i) such interest is payable in kind for the first four quarters following the Closing Date and (ii) thereafter will be payable in a combination of cash and in kind. The term of the Company’s credit facility was extended to July 1, 2013 and certain covenants were modified. Certain lenders to the Senior Unsecured Credit Facility are owners of Holdco, and as a result, the Senior Unsecured Credit Facility is held by related parties to the Company.
On July 27, 2011, the Company entered into a Limited Waiver and First Amendment to the Senior Unsecured Credit Facility which includes waivers of certain breaches and cross-defaults under the Company’s other significant debt agreements.
The Senior Unsecured Credit Facility, as amended, contains various affirmative and negative covenants which, among other things, limits the Company’s and its subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell its assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the Company’s Notes and the Senior Secured Revolving Credit Facilities), and includes certain cross-default language related to the Company’s other significant debt agreements. At June 26, 2011, the Company was in compliance with all specified financial and other covenants under the Senior Unsecured Credit Facility.
Senior Unsecured Credit Facility — Holdco In connection with the offering of the Notes and as a result of the assumption by Holdco of $25,000 noted above, Holdco entered into a Credit Agreement governing a $25,000 Holdings Term Loan Facility, (the “Senior Unsecured Credit Facility — Holdco”), with a maturity date of January 1, 2014. Interest accrues at an annual rate of 20% and is payable in kind. The balance at June 26, 2011 is $35,214. The Company has no obligation related to Senior Unsecured Credit Facility — Holdco and as such it is not included in the Consolidated Balance Sheets at June 26, 2011.
Mortgage. In 2005, concurrent with an acquisition, the Company assumed an $816 mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of June 26, 2011, the principal amount outstanding on the mortgage was $398.
Interest rates for the Company’s long-term debt are shown in the following table:

	June 26,	December 26,
	2011	2010
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	9.25%
Senior Unsecured Credit Facility	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.14 to 3.20%	3.20 to 4.70%
7. Capitalization
Common Stock
The Company is authorized to issue 1,000 shares of common stock. At June 26, 2011 and December 26, 2010, there were 1,000 shares of common stock authorized, issued and outstanding.
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
The following table summarizes the stock option activity as of and for the six months ended June 26, 2011:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 26, 2010	194	$8,150
Granted	—	—
Exercised	—	—
Forfeited/expired	(116)	8,150

Outstanding at June 26, 2011	78	$8,150

Vested and expected to vest at June 26, 2011	78	$8,150
Exercisable at June 26, 2011	64	$8,150
The Company recorded ($15) and $49 of stock-based compensation expense during the Successor six months ended June 26, 2011 and the Predecessor six months ended June 27, 2010, respectively. Stock-based compensation is included in general and administrative expense on the consolidated statements of operations. As of June 26, 2011, $15 of total unrecognized compensation costs related to non-vested stock-based awards is expected to be recognized through fiscal year 2012, and the weighted average remaining vesting period of those awards is approximately 0.9 years. At June 26, 2011, the aggregate intrinsic value of exercisable options was $0.
8. Fair Value of Financial Instruments
The Company’s financial instruments are primarily comprised of cash and cash equivalents, receivables, accounts payable, accrued liabilities and long-term debt. For cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amount approximates fair value because of the short maturity of these instruments. The estimated fair value of the Senior Secured Notes due 2013 at June 26, 2011, based on quoted market prices, was $110,175. Management estimates that the carrying values of its other financial instruments approximate their fair values since their realization or satisfaction is expected to occur in the short term or have been renegotiated at a date close to quarter end.
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

As of June 26, 2011, the Company had no assets or liabilities that were measured at fair value on a recurring or non-recurring basis. In conjunction with the Share Purchase, the Company completed a valuation and recorded adjustments to fair value for the following assets and liabilities by level at June 28, 2010:

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
Total payments in connection with the lease during the Successor six months ended June 26, 2011 and the Predecessor six months ended June 27, 2010, were $127 and $164, respectively, of which up to approximately $32 and $40 are attributable to the Farallon funds’ indirect interest in the shopping center, respectively. Additionally, certain funds managed by Farallon hold approximately $13,000 aggregate principal amounts of the Notes. Effective as of June 28, 2010, Farallon and its affiliates, including Cocina, ceased to be affiliates of the Company as none of Farallon, nor any of its affiliates, including Cocina, directly or indirectly controls or is controlled by or under common control of the Company.
The Company periodically makes payments to (subject to restricted payment covenants under the Indenture governing the Notes), from and on behalf of Holdco. No related party payables or receivables were outstanding at June 26, 2011 or December 26, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations contains forward looking statements within the meaning of the federal securities laws. See the discussion under the heading “Forward-Looking Statements” elsewhere in this report.
Overview
We are one of the largest full service, casual dining Mexican restaurant chain operators in the United States in terms of number of restaurants. As of June 26, 2011, we operated 178 restaurants, 149 of which are located in California, with additional restaurants in Arizona, Florida, Illinois, Maryland, Missouri, Nevada, New Jersey, New York, Oregon, Virginia and Washington. In addition, we franchised or licensed 30 restaurants in 10 states and two foreign countries as of June 26, 2011. Our four major subsidiaries are El Torito Restaurants, Inc., Acapulco Restaurants, Inc., Chevys Restaurants LLC, and a purchasing, distribution, and manufacturing subsidiary, Real Mex Foods.
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
As a result of restrictions in our notes and the downturn in the economy, no new restaurants have been opened during fiscal year 2010, and none are planned during fiscal year 2011.
Our fiscal year consists of 52 or 53 weeks ending on the last Sunday in December each year. The three months ended June 26, 2011 and June 27, 2010 consist of thirteen weeks. When calculating comparable store sales, we include a restaurant that has been open for more than 18 months and for the entirety of each comparable period. As of June 26, 2011, we had 177 restaurants that met this criterion.
Our revenues are comprised of restaurant sales, manufacturing and distribution revenues and franchise and other revenues. Restaurant revenues include sales of food and beverages. Manufacturing and distribution revenues consist of sales by Real Mex Foods to outside customers of processed and packaged prepared foods and other merchandise items. Franchise and other revenues primarily includes franchise and royalty fees from our franchisees of our Chevys concept.
Cost of sales is comprised primarily of food and beverage expenses. The components of cost of sales are variable and change with sales volume. In addition, the components of cost of sales are subject to increase or decrease based on fluctuations in commodity costs and depend in part on the success of controls we have in place to manage cost of sales in our restaurants. The cost, availability and quality of the ingredients we use to prepare our food and beverages are subject to a range of factors including, but not limited to, seasonality, political conditions, weather conditions, and ingredient shortages.
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

Goodwill is deemed to have an indefinite life and is subject to an annual impairment test and whenever indicators or potential impairment are identified. As a result of second quarter results and changes in the 2011 forecast, management determined that an impairment test was necessary as of June 26, 2011. Impairment of goodwill and intangible assets reflects the impairment losses related to the difference between the fair value and recorded value as identified in our impairment test. The fair value was determined based upon a combination of two valuation techniques, including an income approach, which utilizes discounted future cash flow projections based upon management forecasts, and a market approach, which is based upon pricing multiples at which similar companies have been sold. As a result, we recorded impairment charges of $71.3 million during the second quarter of 2011.
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
Results of Operations
As a result of the Share Purchase, periods prior to June 28, 2010 are referred to as “Predecessor” and periods after June 27, 2010 are referred to as “Successor”. The discussion of and the results of operations are based on the Successor three and six months ended June 26, 2011 and the Predecessor three and six months ended June 27, 2010.
Our operating results for the Successor three and six months ended June 26, 2011 and the Predecessor three and six months ended June 27, 2010 are expressed as a percentage of total revenues below:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Total revenues	100.0%	100.0%	100.0%	100.0%
Restaurant costs:
Cost of sales	22.0	22.3	22.1	22.2
Labor	32.8	32.0	32.7	32.9
Direct operating and occupancy expense	26.1	25.2	26.5	25.9
Total operating costs	81.0	79.4	81.3	81.0
Manufacturing and distribution costs	7.4	6.2	7.3	5.9
General and administrative expense	5.0	4.2	5.3	4.4
Depreciation and amortization	4.3	4.9	4.5	5.1
Impairment of goodwill and intangible assets	56.1	—	29.3	—
Operating (loss) income	(53.7)	5.3	(27.7)	3.6
Interest expense	5.6	5.9	5.8	6.1
Loss before tax provision	(59.3)	(0.6)	(33.5)	(2.5)
Net loss	(59.3)	(0.6)	(33.6)	(2.5)

Our restaurant and manufacturing and distribution operating results for the Successor three and six months ended June 26, 2011 and the Predecessor three and six months ended June 27, 2010 are expressed as a percentage of their respective revenues below:

	Three Months Ended		Six Months Ended
	Successor	Predecessor	Successor	Predecessor
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Restaurant revenues	100.0%	100.0%	100.0%	100.0%
Restaurant costs:
Cost of sales	23.9	24.0	24.0	24.0
Labor	35.6	34.5	35.6	35.5
Direct operating and occupancy expense	28.3	27.1	28.7	28.0
Total restaurant costs	87.8	85.6	88.3	87.6

Manufacturing and distribution revenues	100.0%	100.0%	100.0%	100.0%
Manufacturing and distribution costs	94.8	84.8	91.9	78.6
Three months ended June 26, 2011 compared to the three months ended June 27, 2010
Total Revenues. Total revenues decreased by $2.5 million, or 1.9%, to $127.2 million in the Successor second quarter of 2011 from $129.6 million in the Predecessor second quarter of 2010 due to a $2.8 million decrease in restaurant revenues and a $0.1 million decrease in franchise and other revenues, partially offset by a $0.4 million increase in manufacturing and distribution revenues. The decrease in restaurant revenues was primarily due to five restaurant closures combined with comparable store sales decreases of 0.2% in the Successor second quarter of 2011 as compared with the Predecessor second quarter of 2010. This decline is primarily attributable to a 3.1% reduction in check count, partially offset by a 2.9% increase in average check.
Restaurant Cost of Sales. Total restaurant cost of sales of $28.0 million in the Successor second quarter of 2011 decreased $0.8 million, or 3.0%, as compared to the Predecessor second quarter of 2010, primarily due to the decrease in restaurant revenue. As a percentage of restaurant revenues, restaurant cost of sales decreased to 23.9% in the Successor second quarter of 2011 from 24.0% in the Predecessor second quarter of 2010.
Restaurant Labor. Restaurant labor costs of $41.8 million in the Successor second quarter of 2011 increased by $0.3 million, or 0.8%, as compared to the Predecessor second quarter of 2010, primarily due to higher health insurance expense, casualty insurance expense and payroll tax expense. As a percentage of restaurant revenues, restaurant labor costs increased to 35.6% in the Successor second quarter of 2011 from 34.5% in the Predecessor second quarter of 2010. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage and expenses for health insurance.
Restaurant Direct Operating and Occupancy Expense. Restaurant direct operating and occupancy expense of $33.2 million in the Successor second quarter of 2011 increased $0.6 million, or 1.9%, as compared to the Predecessor second quarter of 2010, primarily due to higher advertising expense in an effort to stimulate sales growth. As a percentage of restaurant revenues, restaurant direct operating and occupancy expense increased to 28.3% in the Successor second quarter of 2011 from 27.1% in the Predecessor second quarter of 2010.
Manufacturing and Distribution Costs. Manufacturing and distribution expense of $9.4 million in the Successor second quarter of 2011 increased $1.4 million, or 17.0%, as compared to the Predecessor second quarter of 2010, primarily due to higher produce and groceries expense, resulting from a produce freeze in Mexico and higher commodity costs, combined with higher labor and non-recurring consulting expense. As a percentage of manufacturing and distribution revenues, manufacturing and distribution expense increased to 94.8% in the Successor second quarter of 2011 from 84.8% in the Predecessor second quarter of 2010.
General and Administrative Expense. General and administrative expense of $6.3 million in the Successor second quarter of 2011 increased by $0.8 million, or 15.3%, as compared to the Predecessor second quarter of 2010, primarily due to higher labor expense as a result of a reinstatement of wage rates which were reduced in the Predecessor second quarter of 2010, higher recruitment expense and higher consulting expense. General and administrative expense as a percentage of total revenues increased to 5.0% in the Successor second quarter of 2011 from 4.2% in the Predecessor second quarter of 2010.
Depreciation and Amortization. Depreciation and amortization expense of $5.5 million in the Successor second quarter of 2011 decreased $0.9 million, or 13.8%, as compared to the Predecessor second quarter of 2010, primarily due to assets which became fully depreciated during 2010. As a percentage of total revenues, depreciation and amortization decreased to 4.3% in the Successor second quarter of 2011 from 4.9% in the Predecessor second quarter of 2010.
Impairment of Goodwill and Intangible Assets. Non-cash goodwill and intangible asset impairment charges of $71.3 million were recorded in the Successor second quarter of 2011 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and other indefinite lived intangible assets. No impairment was recognized by the Company during the Predecessor second quarter of 2010.

Interest Expense. Interest expense of $7.1 million in the Successor second quarter of 2011 decreased $0.6 million, or 7.6%, as compared to the Predecessor second quarter of 2010. This decrease was primarily due to the share purchase by Sun Capital in June 2010, as a result of which we adjusted our notes to fair value under purchase accounting, resulting in a decrease in the amortization of the debt discount of $0.9 million. This was partially offset by an increase in interest expense on the senior unsecured credit facility of $0.3 million. As a percentage of total revenues, interest expense decreased to 5.6% in the Successor second quarter of 2011 from 5.9% in the Predecessor second quarter of 2010.
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. No provision was recorded during the Successor second quarter of 2011. The benefit recorded of less than $0.1 million during the Predecessor second quarter of 2010 represents refunds received offset by various state taxes incurred.
Six months ended June 26, 2011 compared to the six months ended June 27, 2010
Total Revenues. Total revenues decreased by $6.6 million, or 2.7%, to $243.4 million in the Successor first six months of 2011 from $250.1 million in the Predecessor first six months of 2010 due to a $6.8 million decrease in restaurant revenues and a $0.2 million decrease in franchise and other revenues, partially offset by a $0.4 million increase in manufacturing and distribution revenues. The decrease in restaurant revenues was primarily due to five restaurant closures combined with comparable store sales decreases of 0.9% in the Successor first six months of 2011 as compared with the Predecessor first six months of 2010. This decline is primarily attributable to a 3.4% reduction in check count, partially offset by a 2.5% increase in average check.
Restaurant Cost of Sales. Total restaurant cost of sales of $53.9 million in the Successor first six months of 2011 decreased $1.7 million, or 3.1%, as compared to the Predecessor first six months of 2010, primarily due to the decrease in restaurant revenue. As a percentage of restaurant revenues, restaurant cost of sales was 24.0% in both the Successor first six months of 2011 and the Predecessor first six months of 2010.
Restaurant Labor. Restaurant labor costs of $79.7 million in the Successor first six months of 2011 decreased by $2.5 million, or 3.0%, as compared to the Predecessor first six months of 2010, primarily due to a non-recurring adjustment to workers’ compensation insurance expense due to a change in the actuarial estimate for self-insurance reserves. As a percentage of restaurant revenues, restaurant labor costs increased to 35.6% in the Successor first six months of 2011 from 35.5% in the Predecessor first six months of 2010. Payroll and benefits remain subject to inflation and government regulation, especially wage rates currently at or near the minimum wage and expenses for health insurance.
Restaurant Direct Operating and Occupancy Expense. Restaurant direct operating and occupancy expense of $64.4 million in the Successor first six months of 2011 decreased $0.4 million, or 0.6%, as compared to the Predecessor first six months of 2010, primarily due to lower liability and property insurance expense. As a percentage of restaurant revenues, restaurant direct operating and occupancy expense increased to 28.7% in the Successor first six months of 2011 from 28.0% in the Predecessor first six months of 2010. The increase as a percent of restaurant revenues was primarily due to the comparable store sales decline, since a significant portion of these costs are fixed in nature.
Manufacturing and Distribution Costs. Manufacturing and distribution expense of $17.7 million in the Successor first six months of 2011 increased $2.9 million, or 19.3%, as compared to the Predecessor first six months of 2010, primarily due to higher produce and groceries expense, resulting from a produce freeze in Mexico and higher commodity costs, combined with higher labor and non-recurring consulting expense. As a percentage of manufacturing and distribution revenues, manufacturing and distribution expense increased to 91.9% in the Successor first six months of 2011 from 78.6% in the Predecessor first six months of 2010.
General and Administrative Expense. General and administrative expense of $12.8 million in the Successor first six months of 2011 increased by $1.7 million, or 15.8%, as compared to the Predecessor first six months of 2010, primarily due to higher labor expense as a result of a reinstatement of wage rates which were reduced in the Predecessor first six months of 2010, combined with higher recruitment expense, legal costs and consulting expense. General and administrative expense as a percentage of total revenues increased to 5.3% in the Successor first six months of 2011 from 4.4% in the Predecessor first six months of 2010.
Depreciation and Amortization. Depreciation and amortization expense of $11.0 million in the Successor first six months of 2011 decreased $1.7 million, or 13.2%, as compared to the Predecessor first six months of 2010, primarily due to assets which became fully depreciated during 2010. As a percentage of total revenues, depreciation and amortization decreased to 4.5% in the Successor first six months of 2011 from 5.1% in the Predecessor first six months of 2010.
Impairment of Goodwill and Intangible Assets. Non-cash goodwill and intangible asset impairment charges of $71.3 million were recorded in the Successor first six months of 2011 to reflect the impairment losses related to the difference between the fair value and recorded value for goodwill and other indefinite lived intangible assets. No impairment was recognized by the Company during the Predecessor first six months of 2010.

Interest Expense. Interest expense of $14.1 million in the Successor first six months of 2011 decreased $1.2 million, or 8.0%, as compared to the Predecessor first six months of 2010. This decrease was primarily due to the share purchase by Sun Capital in June 2010, as a result of which we adjusted our notes to fair value under purchase accounting, resulting in a decrease in the amortization of the debt discount of $1.8 million. This was partially offset by an increase in interest expense on the senior unsecured credit facility of $0.6 million. As a percentage of total revenues, interest expense decreased to 5.8% in the Successor first six months of 2011 from 6.1% in the Predecessor first six months of 2010.
Income tax provision. We have recorded a full valuation allowance against our deferred tax assets. The provision recorded of less than $0.1 million during the Successor first six months of 2011 represents various state taxes incurred. The benefit recorded of less than $0.1 million during the Predecessor first six months of 2010 represents refunds received offset by various state taxes incurred.
Liquidity and Capital Resources
Our principal liquidity requirements are to service our debt and meet our capital expenditure and working capital needs. Our indebtedness at June 26, 2011, including obligations under capital leases and unamortized debt discount, was $170.1 million, and we had $9.8 million of revolving credit availability under our $15.0 million senior secured revolving credit facility and $5.9 million of availability under our $25.0 million senior secured letter of credit facility. Our ability to make principal and interest payments and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
On July 27, 2011, we entered into a series of Limited Waivers and Amendments with our various lenders and noteholders that waived a series of defaults on financial covenants. These agreements require us to submit a reasonably detailed proposal to restructure our material debt agreements on or prior to September 15, 2011 and negotiate and execute a binding restructuring term sheet, plan support agreement, lock-up agreement or similar agreement containing the substance of such proposal or another restructuring plan with respect to our material debt arrangements on or prior to October 31, 2011. The process of providing a reasonably detailed proposal by September 15, 2011 involves the use of several professional firms including financial, real estate and legal advisors. While we believe these various resources and their efforts will provide us a viable capital structure by October 31, 2011, there can be no assurance that these efforts will be successful or that all parties will agree with the proposed solutions.
Our financial statements have been prepared assuming that we will continue as a going concern; however, if the restructuring efforts noted above are not successful, it would raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. In addition, because the waivers noted above do not extend for a full year, and because management projections indicate that we will not meet certain covenants absent the completion of such a restructuring, we are required to reclassify related long term debt balances as current liabilities in accordance with ASC 470. As a result, the Notes and Senior Unsecured Credit Facility have been reclassified to current portion of long-term debt in the Consolidated Balance Sheets at June 26, 2011.
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

Operating Activities. We had net cash used in operating activities of $2.9 million for the Successor six months ended June 26, 2011 compared to net cash provided by operating activities of $10.1 million for the Predecessor six months ended June 27, 2010. The decrease in cash provided by operating activities of $12.9 million was primarily attributable to the decrease in revenues combined with changes in working capital, primarily due to increases in purchases of inventory related to Real Mex Foods.
Investing Activities. We had net cash used in investing activities of $3.7 million for the Successor six months ended June 26, 2011 compared to $5.1 million for the Predecessor six months ended June 27, 2010. The decrease in net cash used in investing activities of $1.3 million was primarily the result of a decrease in additions to property and equipment related to routine maintenance of our restaurants.
We expect to make capital expenditures totaling approximately $8.5 million in fiscal year 2011 comprised of approximately $0.8 million for information technology, approximately $0.5 million for Real Mex Foods and approximately $7.2 million for restaurant maintenance and other capital expenditures related to our restaurants. These and other similar costs may be higher in the future due to inflation and other factors. We expect to fund the capital expenditures described above from cash flow from operations, available cash, available borrowings under our senior credit facility and trade financing received from trade suppliers.
Financing Activities. We had net cash provided by financing activities of $5.5 million for the Successor six months ended June 26, 2011 compared to less than $0.1 million for the Predecessor six months ended June 27, 2010. The increase in cash provided by financing activities of $5.5 million was primarily the result of a net draw on our senior secured revolving credit facility during the current quarter of $5.2 million, for which there was no outstanding balance at June 27, 2010.
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
Effective July 27, 2011, we entered into a second supplemental indenture which provides for amendments to the existing indenture. The second supplemental indenture includes waivers and an amendment relating to a breach of the Consolidated Cash Flow covenant, as defined in the indenture, for the period ended Jun 26, 2011, an amendment to provide that through October 31, 2011, the consent of the holders of at least 35% in aggregate principal amount of the then outstanding notes will be required to declare all of the notes to be due and payable upon an event of default, an amendment to provide that through October 31, 2011, in order for any noteholder to pursue a remedy with respect to the indenture or the notes, holders of at least 35% in aggregate principal amount of the then outstanding notes will be required to make a written request to the trustee under the indenture, waivers of certain breaches of the indenture in connection with our failure to provide certain notices and timely set a special record date and payment date for the interest payment made on the notes on July 28, 2011, and waivers of certain breaches and cross-defaults under our other significant debt agreements.
Prior to July 1, 2012, we may also redeem some or all of the notes at a premium ranging from 1-2% of the aggregate principal amount of the notes redeemed. On or after July 1, 2012, we may redeem some or all of the notes at 100% of the notes’ principal amount, plus accrued and unpaid interest up to the date of redemption.
Within 90 days of the end of each four fiscal quarter period ending on or near December 31, beginning in 2009, we must, subject to certain exceptions, offer to repay the notes with 75% of the Excess Cash Flow (as defined in the indenture) from the period, at 100% of the principal amount plus any accrued and unpaid interest and liquidated damages. If the excess cash flow offer is prohibited by the terms of the GECC Credit Agreement entered into in connection with the senior secured revolving credit facilities, as described below, we will deposit the amount that would have been used to fund the excess cash flow offer into an escrow account. Funds from the escrow account will only be released to us to repay borrowings under the senior secured revolving credit facilities or to make an excess cash flow offer. No Excess Cash Flow Offer was required for 2010.

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
On April 2, 2010, we amended the GECC Credit Agreement which modified certain definitions in order to allow the transfer of shares in Holdco within current stockholders of Holdco. No such amendment was required related to our senior secured notes due 2013 as a result of such transfer.
On July 27, 2011, we entered into a Limited Waiver and Amendment No. 6 to the GECC Credit Agreement including waivers of certain breaches of the Leverage Ratio, Adjusted Leverage Ratio, Interest Coverage Ratio and Consolidated Cash Flow financial covenants for the period ended June 26, 2011, as defined in the GECC Credit Agreement, an amendment which provides that no default will be deemed to have occurred prior to November 15, 2011 solely by reason of any breach or violation of the financial covenants in the GECC Credit Agreement for the period ending September 25, 2011, and waivers of certain breaches and cross-defaults under our other significant debt agreements. In connection with Amendment No. 6, Sun Finance purchased a $5.0 million participation interest in the $15.0 million revolving credit facility under the GECC Credit Agreement. Sun Finance has an option to purchase up to an additional $2.5 million participation interest in the revolving credit facility. To the extent Sun Finance exercises its option to purchase such additional participation interest, the maximum amount we may borrow under the revolving credit facility will increase, and the maximum amount we may borrow under the letter of credit facility will decrease, each by an amount equal to the additional participation by Sun Finance. As a result of the Sun Finance participation, the senior secured revolving credit facilities are held by related parties to the Company effective July 27, 2011.
Obligations under the senior secured revolving credit facilities are guaranteed by all of our subsidiaries, as well as by Holdco, which has made a first priority pledge of all of its equity interests in the Company as security for the obligations. The senior secured revolving credit facilities are secured by, among other things, first priority pledges of all of the equity interests of our direct and indirect subsidiaries, and first priority security interests (subject to customary exceptions) in substantially all of our current and future property and assets and our direct and indirect subsidiaries, with certain limited exceptions. As of June 26, 2011, we had $5.9 million available under the $25.0 million letter of credit facility and $9.8 million available under the $15.0 million revolving credit facility that may also be utilized for the letters of credit.

The GECC Credit Agreement, as amended, contains various affirmative and negative covenants and restrictions, which among other things, require us to meet certain financial tests (including certain leverage and cash flow ratios), and limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, make certain capital expenditures, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, engage in transactions with affiliates and effect a consolidation or merger. The agreement contains a cross-default provision wherein if we are in default on any other credit facilities, default on this facility is automatic. At June 26, 2011, we were in compliance with all specified financial and other covenants under the GECC Credit Agreement, as amended.
Senior Unsecured Credit Facility. In connection with the offering of the notes, we entered into a Second Amended and Restated Credit Agreement, by and among the Company, Holdco, the lenders party thereto and Credit Suisse, Cayman Islands Branch, pursuant to which the principal balance of the existing unsecured loan owed by the Company under the existing senior unsecured credit facility, as amended, was reduced from $65.0 million to $25.0 million through (i) the assumption by Holdco of $25.0 million of such unsecured debt and (ii) the exchange by a lender under the senior unsecured credit facility, as amended, of $15.0 million of such unsecured debt for $4.6 million aggregate principal amount of notes, subject to an original issue discount of 10%. As a result, we recorded a gain on extinguishment of debt of $10.9 million. Deferred debt fees of $0.2 million were recorded related to the Second Amended and Restated Credit Agreement. Interest accrues at an annual rate of 16.5% and is payable quarterly; provided that (i) such interest is payable in kind for the first four quarters following the closing date of the issuance of the notes and (ii) thereafter will be payable in a combination of cash and in kind. The term of the senior unsecured credit facility was extended to July 1, 2013 and certain covenants were modified. Certain lenders to the senior unsecured credit facility are owners of Holdco, and as a result, the senior unsecured credit facility is held by related parties to the Company.
On July 27, 2011, we entered into a Limited Waiver and First Amendment to the senior unsecured credit facility which includes waivers of certain breaches and cross-defaults under the Company’s other significant debt agreements.
The senior unsecured credit facility, as amended, contains various affirmative and negative covenants which, among other things, limits the Company and our subsidiaries’ ability to incur or guarantee additional indebtedness, grant certain liens, make certain restricted payments, make capital expenditures, engage in transactions with affiliates, make certain investments, sell our assets, make acquisitions, effect a consolidation or merger and amend or modify instruments governing certain indebtedness (including relating to the notes and the senior secured revolving credit facilities) and includes certain cross-default language related to our other significant debt agreements. At June 26, 2011, we were in compliance with all specified financial and other covenants under the senior unsecured credit facility.
Senior Unsecured Credit Facility — Holdco In connection with the offering of the Notes and as a result of the assumption by Holdco of $25.0 million noted above, Holdco entered into a Credit Agreement governing a $25.0 million Holdco term loan facility, with a maturity date of January 1, 2014. Interest accrues at an annual rate of 20% and is payable in kind. The balance at June 26, 2011 is $35.2 million. We have no obligation related to Holdco’s senior unsecured credit facility and as such it is not included in the Consolidated Balance Sheets at June 26, 2011.
Mortgage. In 2005, concurrent with an acquisition, we assumed a $0.8 million mortgage secured by the building and improvements of one of the restaurants acquired in the transaction. The mortgage carries a fixed annual interest rate of 9.28% and requires equal monthly payments of principal and interest through April 2015. As of June 26, 2011, the principal amount outstanding on the mortgage was $0.4 million.
Interest rates for our long-term debt are shown in the following table:

	June 26,	December 26,
	2011	2010
Senior Secured Notes due 2013	14.00%	14.00%
Senior Secured Revolving Credit Facilities	9.25%	9.25%
Senior Unsecured Credit Facility	16.50%	16.50%
Mortgage	9.28%	9.28%
Other	3.14 to 3.20%	3.20 to 4.70%
Capital Leases. We lease certain leasehold improvements and equipment under agreements that are classified as capital leases. The capital lease obligations have a weighted-average interest rate of 8.6%. As of June 26, 2011, the principal amount due relating to capital lease obligations was $0.6 million. Principal and interest payments on the capital lease obligations are due monthly and range from $1 to $4 per month. The capital lease obligations mature between 2011 and 2025.

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
We are also subject to market risk from exposure to changes in interest rates based on our financing activities. This exposure relates to borrowings under our senior secured credit facilities that are payable at floating rates of interest. As of July 24, 2011, we had borrowings of $6.7 million outstanding under our senior secured revolving credit facilities. A hypothetical 10% fluctuation in interest rates as of July 24, 2011 would have a net after tax impact of less than $0.1 million on our earnings in 2011, in addition to its effect on cash flows.
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
Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for well-qualified employees, higher employee turnover rates or increases in the federal or applicable state minimum wage or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, full service casual dining segment restaurant operators have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our ability to recruit and retain such individuals may result in higher employee turnover in our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Goodwill is the amount by which the cost of an acquisition accounted for using the purchase method exceeds the fair value of the net assets we acquire. Current accounting standards require that goodwill and other indefinite lived intangible assets be periodically evaluated for impairment based on the fair value. The downturn in the economy has resulted in an unfavorable impact on current operations and growth projections. As a result, impairment charges of goodwill and other intangible assets of approximately $71.3 million, $1.1 million and $16.3 million were recognized during the six months ended June 26, 2011, fiscal year 2010 and fiscal year 2009, respectively. Any declines in our assessment of the fair value the Company could result in a further write-down of our goodwill and other indefinite lived intangible assets and a reduction in our net income.
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
We have substantial indebtedness, including obligations under capital leases and unamortized debt discount. As of June 26, 2011, we had approximately $170.1 million of total debt outstanding, of which $136.2 million is secured. Subject to restrictions in the indenture and our senior secured and unsecured credit facilities, we may incur additional indebtedness. Our high level of indebtedness could have important consequences to you and significant effects on our business, including the following:
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
We intend to use cash flow from operations to pay our expenses and scheduled interest and principal payments due in the next 12 months under our outstanding indebtedness, including the notes. Our ability to make these payments thus depends on our future performance, which is affected by financial, business, economic and other factors, many of which we cannot control. The economic downturn has negatively impacted our cash flow and has decelerated our growth plans. Our business may not generate sufficient cash flow from operations in the future and our anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay or pay interest on our indebtedness, including the notes, to pay interest on our indebtedness, or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then-existing debt (including the notes), sell assets or borrow more money. We cannot make any assurances that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements, including the indenture and our senior secured and unsecured credit facilities, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could significantly adversely affect the value of the notes and our ability to pay the amounts due under the notes.
Despite our current indebtedness level, we and our subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.
As of June 26, 2011, we had $9.8 million of revolving credit availability under our $15.0 million senior secured credit facility. We and our subsidiaries may also be able to incur substantial additional indebtedness in the future. The terms of the indenture and the senior secured and unsecured credit facilities do not fully prohibit us or our subsidiaries from doing so. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us, subject to any collateral securing the notes. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face could intensify.
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
Our failure to restructure our principal debt agreements could result in events of default under such agreements.
As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 27, 2011, which disclosures are incorporated by reference herein, on July 27, 2011, we entered into agreements with various lenders and noteholders to amend certain provisions of, and waive certain defaults and events of default under, our principal debt agreements. The defaults and events of default related primarily to violations of certain financial covenants under our principal debt agreements for the period ended June 26, 2011. In addition, we failed to make an interest payment on the Notes which was due on July 1, 2011.
Although we were able to obtain waivers of such defaults and events of defaults and also received an infusion of additional liquidity in connection with the agreements, the waivers were limited to the specific defaults and events of default set forth in such agreements. A future breach of any of the financial covenants or other provisions of our principal debt agreements could result in further defaults and/or events of default which may not be waived. If a default or event of default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. Acceleration of our other indebtedness could result in a default under the terms of the indenture governing the notes.

In addition, the agreements require us to submit a reasonably detailed proposal to restructure our principal debt agreements on or prior to September 15, 2011 and negotiate and execute a binding restructuring term sheet, plan support agreement, lock-up agreement or similar agreement containing the substance of such proposal or another restructuring plan with respect to our principal debt arrangements on or prior to October 31, 2011. The process of providing a reasonably detailed proposal by September 15, 2011 involves the use of several professional firms including financial, real estate and legal advisors. While management believes these various resources and their efforts would provide us with a viable capital structure by October 31, 2011, there can be no assurance that these efforts will be successful or that all parties will agree with the proposed solutions. Any failure by us to comply with our obligations to restructure our principal debt agreements could result in events of default under each of our principal debt agreements.
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
The information contained in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt and Other Obligations” with respect to certain defaults under our debt documents is incorporated by reference herein.

Item 4.	(Removed and Reserved)
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

3.1*	Amendment to Bylaws of RM Restaurant Holding Corp., dated October 26, 2010

3.2*	Amendment to Articles of Incorporation of Real Mex Foods, Inc., dated June 16, 2011

3.3*	Amendment to Articles of Incorporation of ALA Design, Inc., dated June 16, 2011

3.4*	Amendment to Bylaws of Acapulco Restaurant of Ventura, Inc., dated June 16, 2011

3.5*	Amendment to Bylaws of Acapulco Restaurant of Westwood, Inc., dated June 16, 2011

3.6*	Amendment to Bylaws of Murray Pacific, dated June 16, 2011

3.7*	Amendment to Bylaws of TARV, Inc., dated June 16, 2011

3.8*	Amendment to Bylaws of ALA Design, Inc., dated June 16, 2011

3.9*	Amendment to Bylaws of Acapulco Restaurant of Downey, Inc., dated June 16, 2011

3.10*	Amendment to Bylaws of Acapulco Restaurant of Moreno Valley, Inc., dated June 16, 2011

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.
Dated: August 15, 2011	By:	/s/ David Goronkin
David Goronkin
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Richard P. Dutkiewicz
Richard P. Dutkiewicz
Chief Financial Officer (Principal Financial Officer and Accounting Officer)