Form 10-Q/A
period 2011-06-26
Real Mex Restaurants, Inc.
filed 2011-09-09
CIK 1289480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE
This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Real Mex Restaurants, Inc. for the quarter ended June 26, 2011 filed on August 15, 2011 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.
Item 6. Exhibits

Exhibit No.	Description

3.1*	Amendment to Bylaws of RM Restaurant Holding Corp., dated October 26, 2010

3.2*	Amendment to Articles of Incorporation of Real Mex Foods, Inc., dated June 16, 2011

3.3*	Amendment to Articles of Incorporation of ALA Design, Inc., dated June 16, 2011

3.4*	Amendment to Bylaws of Acapulco Restaurant of Ventura, Inc., dated June 16, 2011

3.5*	Amendment to Bylaws of Acapulco Restaurant of Westwood, Inc., dated June 16, 2011

3.6*	Amendment to Bylaws of Murray Pacific, dated June 16, 2011

3.7*	Amendment to Bylaws of TARV, Inc., dated June 16, 2011

3.8*	Amendment to Bylaws of ALA Design, Inc., dated June 16, 2011

3.9*	Amendment to Bylaws of Acapulco Restaurant of Downey, Inc., dated June 16, 2011

3.10*	Amendment to Bylaws of Acapulco Restaurant of Moreno Valley, Inc., dated June 16, 2011

31.1*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer.

31.2*	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
*	Previously filed or furnished with Real Mex Restaurants, Inc.’s Form 10-Q filed on August 15, 2011.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL MEX RESTAURANTS, INC.

Dated: September 9, 2011	By:	/s/ David Goronkin

David Goronkin
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: September 9, 2011	By:	/s/ Richard P. Dutkiewicz

Richard P. Dutkiewicz
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)